Form 10-K
period 2005-12-31
Republic Property Trust
filed 2006-03-28
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	20-3241867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

1280 Maryland Avenue, S.W., Suite 280
Washington, D.C.
(Address of principal executive offices)

20024
(Zip Code)

(202) 863-0300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares of beneficial interest, $0.01 par value per share (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or an non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES ☐     NO ☑

As of June 30, 2005, the Registrant was not yet incorporated; therefore, there was no aggregate market value of common shares held by non-affiliates of the Registrant. The Registrant completed its initial public offering on December 20, 2005.

As of March 17, 2006, there were 26,043,064 Common Shares of beneficial interest, par value $0.01 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement, relating to the 2006 Annual Meeting of Shareholders scheduled to be held on June 14, 2006, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

(1) our ability to borrow on favorable terms;

(2) general economic business conditions, which will, among other things, affect office property demands and rents, tenant creditworthiness, interest rates and financing availability;

(3) adverse changes in the real estate markets including, among other things, increased competition with other companies;

(4) risks associated with real estate acquisition and development, including risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

(5) our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

(6) government actions and initiatives; and

(7) environmental requirements.

Company Information and Website

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

Our reports on Forms 10-K, and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the SEC, at our website at www.rpbtrust.com. Our website also contains copies of the following documents that can be downloaded free of charge:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics;

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers;

•	Charter of the Audit Committee;

•	Charter of the Compensation Committee; and

•	Charter of the Corporate Governance and Nominating Committee.

The content of our website is not a part of this report. You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Republic Property Trust, 1280 Maryland Avenue, S.W., Suite 280, Washington D.C., 20024, attention: General Counsel, telephone: (202) 863-0300. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

PART I

Item 1.  Business

Unless the context otherwise requires or indicates, references in this Annual Report on Form 10-K to “Republic Property Trust,” “Republic,” “we,” “our company,” “our,” and “us,” refer to Republic Property Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries.

Overview

Republic Property Trust was incorporated as a Maryland real estate investment trust (“REIT”) on July 19, 2005 and maintains its headquarters at 1280 Maryland Avenue, S.W., Suite 280, Washington, D.C. 20024. We completed our initial public offering of common shares (the “IPO”) on December 20, 2005. The IPO resulted in the sale of 21,021,200 common shares, including 1,021,200 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price per share of $12.00, generating gross proceeds to the Company of $252.3 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $234.6 million.

Concurrent with the closing of the IPO, the Company entered into various Formation Transactions. The Company had no significant operations prior to the consummation of the IPO and the Formation Transactions on December 20, 2005.

Corporate Structure

Formation Transactions

In connection with the completion of our IPO, we completed a series of transactions, the intent of which facilitated the successful completion of our IPO. The Formation Transactions included:

•	RKB Holding L.P., a Delaware limited partnership with no independent operations other than its role as a limited partner of RKB Washington Property Fund I L.P. (the “Predecessor”), merged with and into Republic Property Limited Partnership, a Delaware limited partnership (“Operating Partnership”).

•	We issued 3,962,861 common shares, 2,806,327 units of limited partnership in our Operating Partnership (“OP units”) and $31.4 million in cash net of costs and assumption of taxes as consideration for the contribution of the Predecessor’s 100% interest in the nine Northern Virginia properties. As part of this consideration, the Predecessor received and then distributed OP units to its partners, some of which are entities owned or controlled by members of our Board of Trustees and members of our senior management team.

•	We acquired a 100% interest in RPT 1425 Investors L.P., which indirectly held a 100% interest in the Republic Building. In exchange for the contribution of these interests to our Operating Partnership, the foreign partners of RPT 1425 received, based on a previous election made by each such partners, a combined total of 810,648 common shares and approximately $3.9 million in cash net of costs and assumption of taxes, while the domestic partners of RPT 1425 received 271,500 OP units.

•	Messrs. Kramer, Grigg and Keller and Republic Properties Corporation, a private real estate development, redevelopment and management company founded by Messrs. Kramer and Grigg, contributed certain management and development rights in exchange for an aggregate of 482,192 OP units.

UPREIT Structure

We contributed the proceeds of our IPO to our Operating Partnership in exchange for a number of OP units equal to the number of common shares issued in the IPO. We are the sole general partner of, and as of December 31, 2005, were the owner of, approximately 87.5% of the economic interests in our Operating Partnership. This structure is commonly referred to as an umbrella REIT, or UPREIT, structure. We are organized so as to qualify and will elect to qualify as a REIT under the Internal Revenue Code of 1986, as amended for our taxable year ended December 31, 2005.

Our Operating Partnership owns all of the assets and conducts all of our operations. In order to maintain our qualification as a REIT while realizing income from management, leasing, construction and development contracts with third parties, all of these services are conducted through Republic Property TRS, LLC, a Delaware limited liability company, a taxable REIT subsidiary of ours.

Business

We are a fully integrated, self-administered and self-managed real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market. We also selectively seek fee-based development opportunities for all real estate classes in various geographic areas inside and outside of Greater Washington, D.C. Headquartered in Washington, D.C., our senior management team has been involved in the acquisition, management and development of more than 5 million square feet of Class A and institutional-grade office, office-oriented and mixed-use retail properties in Greater Washington, D.C.

We currently own 10 commercial properties consisting of 21 institutional-grade office buildings indirectly through our Operating Partnership, in which we had an approximate 88% interest at December 31, 2005. Our properties are characterized by our tenant base, which includes several U.S. government agencies and Fortune 500 companies, the institutional quality and utility of our office parks and buildings and the substantial amount of space occupied on average by our tenants. As of December 31, 2005, approximately 24.3% and 55.7% of our space under lease was leased to U.S. government agencies and nationally recognized corporations, respectively. Our portfolio of 10 commercial properties contains an aggregate of approximately 2 million net rentable square feet, with one Class A trophy office property located in the District of Columbia, approximately one half block from the White House, and nine Class A office properties located in Northern Virginia. In addition, we hold an option to acquire three office properties in the District of Columbia, representing an estimated 1.1 million net rentable square feet upon completion. Two of our option properties are currently under construction and the remaining property is an undeveloped parcel of land.

Our Market

The Greater Washington, D.C. office market consists of three regions:

•	the District of Columbia;

•	Northern Virginia, including the surrounding counties of Arlington, Fairfax, Loudon, Prince William and Stafford; and

•	Suburban Maryland, including the surrounding counties of Montgomery, Prince George’s, Calvert, Charles and Frederick.

Greater Washington, D.C. is characterized by a predominantly service-based economy and a highly educated workforce that generate significant demand for office space. The Greater Washington, D.C. market is the second largest office market in the United States, with approximately 378.7 million square feet of commercial office space in more than 5,905 individual office properties. The Class A office sector consisted of approximately 202.7 million square feet in more than 1,193 office projects. In addition, there are currently 2,842 Class B office buildings totaling approximately 143.2 million square feet and 1,870 Class C buildings totaling approximately 32.8 million square feet. According to CoStar Group, Inc., a provider of information services to real estate professionals, Class A properties are generally classified as investment-grade properties which command the highest rents or sale prices compared to other buildings in the same market. Class B properties are generally classified as a more speculative investment, and as such, command lower rents or sale prices compared to Class A properties. The Class C property classification generally describes a property that may be older or have an inferior infrastructure as compared to Class A or Class B properties.

CoStar Group, Inc., reports that at the end of 2005 the office vacancy rate in Greater Washington, D.C. was 9.2%, compared with a national average of 11.7%. The Greater Washington, D.C. office market is the 2nd largest in the nation, after New York City. Greater Washington, D.C. ranks 4th in the number of jobs, but the nature of Washington’s economy, and the high concentration of office-using jobs that it generates, dictates a high proportion of office space.

We believe that the region’s projected job growth will continue to spur demand for office space. Greater Washington, D.C. experienced strong job growth during 2005 — ranking first among metropolitan areas in the nation for the 5th year in a row. In consultation with George Mason University, Delta Associates, a Washington, D.C.-based real estate consulting firm, projects that 83,000 new payroll jobs will have been created in the Washington area when 2005 figures are final, 60% above the long-term average for the region. They also project that 75,000 new jobs will be created in 2006, 68,500 jobs will be created in 2007 and 60,000 jobs will be created in 2008; all above average growth for metropolitan regions in the U.S. The increase in federal procurement spending has contributed to Greater Washington, D.C.’s regional growth rate being higher than other metropolitan economies.

The region’s strong market fundamentals — low vacancy rates, increasing job growth, and government spending — continue to attract investors from all sectors. According to Delta Associates, sales volume totaled $10.4 billion on 172 notable transactions in the Washington metropolitan area in 2005, almost doubling the 2004 total of $5.5 billion on 116 transactions. Greater Washington DC remains one of the most sought after markets for asset purchases by all types of investors. According to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), the average capitalization rate for core office assets in the Greater Washington, D.C. is 6.6%. Capitalization rates declined in 2005 with significant competition for assets. In the District, capitalization rates for core assets have fallen below 6% in some cases. According to Delta Associates, total returns (cash flow plus appreciation) realized in the Washington office market were best in the nation — at 24.3% for the twelve months ending September 2005.

Our Competitive Strengths

We believe we distinguish ourselves from other owners, operators and developers of office properties in a number of important ways and enjoy significant competitive strengths including the following:

Institutional Grade Office Portfolio.  Our portfolio of 10 properties consists of 21 institutional-grade Class A office buildings with approximately 2 million net rentable square feet. As of December 31, 2005, our portfolio had an average age of approximately eight years, a weighted average remaining lease term of approximately five years and a weighted average occupancy rate of approximately 96.8%, excluding our Presidents Park I and II properties. As of December 31, 2005, we had signed leases increasing the amount of space under lease at our Presidents Park I and II properties to approximately 58%, an increase of approximately 38% from the occupancy rate of 20% at the time we acquired the properties in December 2004.

Experienced Senior Management Team.  Our senior management team has significant real estate industry experience, including developing the first two phases of The Portals, which comprise two Class A office buildings in the District of Columbia representing approximately 1.1 million net rentable square feet. Our senior management team also has managed our predecessor, RKB Washington Property Fund I L.P., a commercial real estate investment fund.

Greater Washington, D.C. Knowledge and Market Presence.  Our senior management team has long-standing relationships with institutional investors, fund managers, developers, tenants and local and regional governments. For example, our network of industry contacts has enabled us to acquire all but one of our initial properties in privately negotiated transactions outside of a competitive bidding process.

Development Pipeline of Trophy Office Buildings.  We have options to acquire an estimated 1.1 million net rentable square feet of proposed Class A office buildings in the District of Columbia. Our options include two phases of the Republic Square project and The Portals III, which are located in two prime locations in the Capitol Hill and Southwest submarkets of Washington, D.C., respectively. We are also the developer of these properties pursuant to agreements we have executed as part of the Formation Transactions. No discussions regarding the exercise of our options have taken place to date and our management does not believe the acquisition of any of our three option properties is probable as of the date of this Annual Report.

Successful Acquirer of Properties in Greater Washington, D.C.  Since 2002, our acquisition team has acquired and financed properties totaling approximately 2 million net rentable square feet.

Growth Strategies

Our primary business objectives are to own, develop, reposition, stabilize and operate a balanced portfolio of institutional-grade office properties that maximize cash flow available for distribution to our shareholders, and achieve long-term growth in our business in order to maximize shareholder value. At all times, we intend to manage and grow our business in such a manner as to maintain our qualification as a REIT. Our business and growth strategy consists of the following five elements:

Maximize Cash Flow at Our Properties.  We seek to maximize cash flow for distribution by efficiently managing our operating expenses by retaining and expanding space occupied by our existing tenants. Further, we intend to manage our portfolio by seeking to lease space in each property over a balanced lease schedule so that the portfolio produces stable rental income.

Leverage Our Government Leasing Expertise and Relationships with Nationally Recognized Corporate Tenants to Increase the Performance of Our Portfolio.  Our substantial in-house government leasing expertise enables us to attract and retain U.S. government agency and nationally recognized corporate tenants. As of December 31, 2005, our tenants on average occupied more than 35,000 net rentable square feet of space at our properties and two of our 10 initial properties, comprising an aggregate of 140,885 net rentable square feet, are fully leased to single tenants.

Expand our Portfolio by Developing the Three Properties That We Have an Option to Acquire.  We are managing the construction of The Portals III and Republic Square I, and developing Republic Square II properties in the District of Columbia, which provide us with an opportunity to acquire an estimated 1.1 million net rentable square feet of office space, of which 890,000 square feet is currently under construction. The construction projects are expecting to receive a certificate of occupancy for the building shells during the second quarter of 2006.

Selectively Pursue Opportunities to Acquire Institutional Quality Office Properties.  We generally seek to acquire Greater Washington, D.C. office properties that provide us with the opportunity to increase: (1) cash flow available for distribution, and (2) value through management efficiencies and leasing and marketing efforts. We seek to create stable cash flow and, in some cases, to redevelop and reposition an asset to maximize returns and values.

Target Development Opportunities That We Believe Will Produce Attractive Returns.  We believe a significant opportunity exists to maximize returns and achieve portfolio growth through the development and redevelopment of aging or market obsolete Class B and C office assets in Greater Washington, D.C., which is an office market with supply constraints. We also will selectively pursue fee-based development services for all real estate asset classes in order to achieve additional revenue and to secure future investment opportunities.

Acquisitions

Investment Criteria.  We selectively pursue development and redevelopment opportunities in supply constrained markets where we believe our overall development costs are below comparable existing building investment costs. We also pursue acquisition opportunities which will contribute to a balanced portfolio that generates both stable revenue growth and opportunistic returns. In evaluating potential acquisition opportunities, we seek properties that we believe can produce cash returns in excess of the costs of capital and that meet one or more of the following criteria:

•	substantially-leased institutional-grade office properties that require minimal capital improvements and support the tenants’ facility and long-term space requirements;

•	properties located in well-established submarkets of Greater Washington, D.C. that possess substantial commercial infrastructure and are accessible to major transportation networks;

•	stabilized properties in excess of 75,000 net rentable square feet and which have been built or renovated in the past 10 years; and

•	properties which we believe can achieve high values and investment growth through the implementation of repositioning strategies and re-leasing and marketing plans.

As a public company, we believe our liquidity and public ownership profile enhances our ability to acquire properties. We also believe that our UPREIT structure enables us to offer sellers in potential acquisitions the opportunity to contribute a property to us in a tax-deferred transaction using our OP units as consideration.

Asset Considerations.  In connection with our review and consideration of property acquisition opportunities, we take into account numerous factors, including:

•	Established Greater Washington, D.C. market possessing proven, substantial employment base;

•	Diversified employers and economic base within the market;

•	Proximity to major transportation networks;

•	Strength and creditworthiness of existing tenants, including an analysis of each tenant’s future business and financial prospects;

•	The terms and conditions of existing leases, including an analysis of prevailing market rates as compared to each existing lease;

•	Quality of the design and construction and current physical condition of the potential acquisition;

•	Survey of potential institutional office space users in the area and an analysis of their potential office space requirements;

•	Availability of raw land zoned for office use; and

•	Properties currently under development.

Prior to consummating any potential acquisition, we undertake a comprehensive business and legal due diligence review (including obtaining appraisal, environmental and engineering reports) in order to better assess any potential risks of the acquisition.

Financing and Joint Venture Considerations.  We expect to utilize third-party debt where our interest costs fall below the capitalization rate realized from an asset. We seek to balance long-term fixed-interest rate debt with short term variable cost debt in order to maximize our strategic growth objectives. We seek to lock-in long-term debt rates, when compatible with our long-term growth objectives, on existing substantially leased assets. We primarily use variable rate debt during the development and repositioning of an asset and seek to convert this debt into long-term fixed-interest rate debt upon completion and lease stabilization. We have obtained a commitment for a credit facility that we expect to close during the second quarter of 2006 to assist in the execution of our strategic growth objectives. We may enter into joint ventures and other ownership arrangements to improve our return and risk profile. Such joint ventures would permit us to leverage our capital investments in development and redevelopment transactions or to acquire trophy office assets in which the return threshold is below our general investment criteria. Through our long-standing relationship with private equity sources and international banks, we may deploy third-party capital to manage highly complex or opportunistic transactions that permit us to generate significant fee income and disproportionate cash distributions while effectively reducing our risk/return exposure. We may also seek joint venture and other financing vehicles to support our investments in public/private partnerships in which the public partner requires substantial upfront capital investments.

Development

Development Strategy.  We seek to develop, redevelop, reposition and acquire office and office-oriented mixed-use properties. We seek to secure public/private development opportunities throughout the United States that satisfy our investment criteria. In selecting development projects, we seek to create and maximize value by focusing on public/private partnerships, redevelopment and other opportunities that provide us with economic or market advantages. We achieve economic advantages through favorable zoning, tax, land carry, public funding and other capital investments. Market advantages include obtaining investment opportunities in otherwise supply constrained markets or developing property at a lower and more competitive cost basis. We believe that Class B and Class C office assets located in Greater Washington, D.C., and specifically the District of Columbia, may present attractive opportunities for redevelopment or repositioning as an alternative to new development opportunities which are currently extremely limited in this market. In addition, we believe that, based on recent comparable market sales, Class A office buildings in downtown Washington, D.C. on average sell for prices of $544 per rentable square foot and at capitalization rates below 6%. Our development strategy is to invest in projects in restricted markets that are below the cost to acquire comparable existing assets and that will produce higher than existing asset returns. We also seek to develop property in markets where we are able to generate a notable market presence. In addition, we seek to provide fee-based development services to third parties for all real estate classes in order to produce additional revenue and to secure future investment opportunities.

Market Considerations.  We seek development opportunities that can provide us with a market advantage. We actively review opportunities throughout the United States to compete for select public/private partnerships, land development and redevelopment opportunities in which restricted zoning, strict approval processes and supply constraints exist, and where economic growth in the region is evident. During our review of potential development opportunities, we undertake a detailed analysis of many factors, including:

•	Population density and growth potential of the region;

•	Prospects for continued employment retention and formation;

•	Level of procurement spending by the U.S. government;

•	Tax and regulatory environment;

•	Investment return parameters of the existing market;

•	Liquidity of the existing market;

•	Historic growth and office absorption;

•	Limited supply of undeveloped land;

•	Rate of rental growth; and

•	Existing and potential competition in the area.

In evaluating the above factors, we utilize comprehensive research on demographic and market trends and review master plans and other long-term planning materials adopted by governmental entities in areas and submarkets in which future development is contemplated.

Fee-Based Development Activity — We seek to provide fee-based development services to third parties. We believe our fee-based development business expands our profile in a market thereby strengthening our position and prominence in a particular area while potentially creating new investment and development opportunities. Acting as a fee-based developer of properties for institutional, public and private entities also permits us to expand our revenue base while limiting our risk exposure. In selecting fee-based development services, we seek to capitalize on our established relationships and proven expertise in the real estate industry and in public/private partnerships to develop projects where we believe that we can identify value-added opportunities.

Competition

We compete with owners, operators and developers of office and commercial real estate in a highly competitive Greater Washington, D.C. market for tenants, office property acquisition and development opportunities and fee-based development projects.

In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the Greater Washington, D.C. market. Our competitors for attracting tenants to our office properties include national, regional and local owners and operators of Class A office properties in Greater Washington, D.C.

We also face competition when pursuing acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us and increase the price required to consummate an acquisition opportunity.

In seeking to develop and own office-oriented mixed-use properties in Greater Washington, D.C., we face significant competition from numerous sources, including public and private real estate companies and other real estate development, design and management firms, for a limited number of development opportunities. Our competitors may be better capitalized or have more expertise in negotiating with local governmental agencies for public/private partnership opportunities. We likewise face competition when pursuing fee-based development opportunities and our competitors may have more established contacts in a particular geographic region or more expertise in the development of real estate asset classes other than office properties.

Insurance

We carry comprehensive property, commercial and general liability and extended coverage insurance covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some risk to our properties, such as losses due to terrorism, earthquakes or floods, are insured subject to policy limits that may not be sufficient to cover all of our losses.

Employees

We had 58 employees as of December 31, 2005, of which 24 were corporate, executive and administrative personnel and 34 were on-site management, administrative and maintenance personnel. We believe that our relations with our employees are good. None of our employees are represented by a union.

Regulation

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Accordingly, prior to closing any property acquisition, we obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. None of the environmental site assessments that we have obtained have revealed any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

We believe that our properties are in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of our properties.

Americans with Disabilities Act (“ADA”)

Our properties must comply with Title III of the ADA to the extent such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Item 1A.  Risk Factors

Any of the following factors could harm our business and future results of operations. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our shareholders.

Risks related to our business and properties

Our portfolio of properties, together with our three option properties, are all located in Greater Washington, D.C. and any downturn in the area’s economy may negatively affect our operating results.

All of our properties and option properties are located in Greater Washington, D.C. As a result of this geographic concentration, we are exposed to greater economic risks than if we owned a more geographically-diverse portfolio. In addition, nine of our 10 properties are located in Northern Virginia, a real estate market which we believe has only recently emerged from a period of higher vacancy and lower rental rates, as compared to historical rates. Greater Washington, D.C., and more specifically, Northern Virginia, is distinguished by a high concentration of professional service firms, technology and telecommunications companies, federal and local government agencies and various trade groups and associations. Adverse economic developments affecting one or more of these groups, including decreased procurement spending by the U.S. government, outsourcing, business layoffs or downsizing, industry slowdowns, businesses relocations, changing demographics, acts of terrorism, infrastructure quality, increases in real estate and other taxes, costs associated with government regulations or increased regulation, and other factors, including the potential for decreased U.S. government leasing in Greater Washington, D.C. as a result of the Department of Defense’s recently adopted Base Realignment and Closure initiative, may significantly affect the occupancy, rental rates and value of our properties, which may negatively affect our results of operations.

We depend on a limited number of significant tenants and a payment delinquency, bankruptcy or insolvency of one or more of these tenants could adversely affect the income produced by our properties, which may harm our operating performance.

We are dependent on a limited number of significant tenants at our properties. Our 10 largest tenants represented approximately 66.2% of our total annualized rent for all leases in which tenants were in occupancy as of December 31, 2005. In particular, our largest tenant, the U.S. Department of Justice, represented approximately 22.7% of our total annualized rent for all leases in which tenants were in occupancy as of December 31, 2005.

The bankruptcy or insolvency of one or more of our tenants may adversely affect the income produced by our properties. If a tenant defaults on a lease with us, we may experience delays and incur substantial costs in enforcing our rights. If a tenant files for bankruptcy, we cannot evict the tenant solely because of its bankruptcy. A bankruptcy court, however, could authorize a tenant to reject and terminate its lease with us. In such case, our claim against the tenant for unpaid rent would be subject to a statutory limit that might be substantially less than the remaining rent owed under the lease. Under any circumstances, it is unlikely that a bankrupt tenant will pay, in full, amounts owed to us under a lease. The loss of rental payments from tenants and the costs of re-leasing may adversely affect our cash flows and operating results, which could have a negative impact on our results of operations.

If one or more of our tenants with early termination rights terminates their lease with us and we are unable to secure a replacement tenant on at least as favorable terms, our cash flows and operating results would be adversely impacted.

Several of our tenants lease space from us under leases that afford these tenants the right to terminate those leases, in whole or in part, prior to the scheduled expiration of the leases. These tenants lease an aggregate of approximately 336,700 net rentable square feet from us as of December 31, 2005. Additionally, five of our 23 leases in which tenants lease more than 25,000 net rentable square feet have early termination provisions that typically allow the tenant to terminate its lease with us during the seventh or eighth year of a 10-year lease. If one or more of our tenants with early termination rights terminates its lease and we are unable to secure a replacement tenant on at least as favorable terms, our operating results, cash flows and our ability to make distributions to our shareholders or meet our financial obligations would be adversely affected.

We may be unable to renew existing leases or re-let space on terms similar to the existing leases, or at all, as leases expire, or we may expend significant capital in our efforts to re-let space, which may harm our operating performance.

Leases representing approximately 7.1% of our net rentable square feet (or annualized rent of approximately $4.0 million) at our properties will expire before December 31, 2006, assuming no exercise of early termination rights. In addition, we believe that approximately 65% of the rent being paid under those leases expiring before December 31, 2006 is currently at “above-market” rental rates. We may not be able to renew leases with our existing tenants or we may be unable to re-let space to new tenants if our current tenants do not renew their leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions or other costs increase, it could have a material adverse effect on our results of operations.

Our future growth is dependent on the acquisition of our three option properties and our growth may be harmed if our option agreements are terminated upon a change in control of our company or our independent trustees do not approve an acquisition of one or more of the option properties.

We have entered into agreements with entities affiliated with some of our executive officers and trustees granting us the option to acquire properties representing an estimated 1.1 million net rentable square feet of office space. The terms of these agreements allow us to purchase a property during a period beginning from the receipt of a certificate of occupancy and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. In addition, in the event we do not exercise our initial option on a property, and the property is not sold to a third party, we have a second option to purchase a property during the period beginning 180 days after the expiration of the initial option and continuing through the fourth anniversary of the receipt of the property’s certificate of occupancy. Currently, only The Portals III and Republic Square I are under construction and we cannot assure you when these properties or Republic Square II will receive their certificates of occupancy, if at all. The development of Republic Square II depends upon the successful build out and lease-up of Republic Square I and any delays or difficulties encountered may delay the possible exercise of our options and therefore harm our growth. Our growth is dependent on our ability to acquire these three properties. In addition, the option agreements contain provisions which permit the seller to terminate an agreement if a change in control of our company occurs. Our ability to acquire these properties, therefore, is subject to several risks, including that one or more of the properties is not ultimately developed, that the option is terminated upon a change in control and that our independent trustees do not approve our acquisition of one or more of the properties.

Our purchase of any of these three properties could subject us to a number of additional risks, including our inability to meet expected occupancy and rent levels, if at all. In addition, any purchase by us of an option property may involve the issuance of OP units, which would have a dilutive impact on the holders of our common shares and OP units. In evaluating whether or not to acquire an option property, we may make certain assumptions regarding the expected future performance of that property and may underestimate the costs associated with achieving full occupancy of the newly-acquired property.

Our operating flexibility and ability to sell any of the option properties that we may later acquire may be economically prohibited by certain tax protection obligations.

In connection with the option properties, we have agreed with the property owners that if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, then we will indemnify the property owners and their direct and indirect owners for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of the reimbursement payment). Although it may be in our shareholders’ best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

Certain of our trustees and executive officers, and their affiliates, have substantial ownership interests in our three option properties and these interests may conflict with our shareholders’ interests.

Mr. Kramer, our Chairman of the Board, Mr. Keller, our Chief Executive Officer, and Mr. Grigg, our President and Chief Development Officer, and their affiliates, have substantial ownership interests in the three properties over which we have options to acquire. Although any decisions regarding whether or not to purchase these properties in the future will be made by a vote of our independent trustees, we cannot assure you that we will not be adversely affected by conflicts arising from Messrs. Kramer, Grigg and Keller’s existing and ongoing economic interest in these properties. In particular, these conflicts could cause Messrs. Kramer, Grigg and Keller to divert their time and attention away from focusing on our business in an effort to enhance the value of the option properties for which they will receive direct and significant compensation upon exercise of our option.

We face competition when pursuing fee-based development opportunities and our inability to capture these opportunities could negatively impact our growth and profitability.

We selectively seek fee-based development opportunities for all real estate classes where we feel we can strengthen our position and prominence in a particular area or foster new investment and development opportunities. We face competition when pursuing these opportunities and these competitors may have more established contacts in a particular geographic region or more expertise in the development of real estate asset classes other than office properties. Our inability to capture fee-based development opportunities could negatively impact our growth and profitability. In addition, we do not possess the same level of familiarity with the development of properties outside of Greater Washington, D.C., which could adversely affect our ability to develop such properties successfully, or at all, or to achieve expected performance.

When providing fee-based development services, our right to receive fees for development services is typically subordinate to the rights of other creditors in connection with the construction of the property and as a result we may not be able to timely collect development fees, if at all, which could harm our operating results.

As part of our growth strategy, we seek fee-based development opportunities for all real estate classes in various geographic areas both inside and outside of Greater Washington, D.C. Typically, our right to receive fees for development services is subordinate to the rights of third-party creditors providing construction loans for the project. For example, the development services agreement entered into between us and the owner of Republic Square I provides that our rights to receive development fees are subordinate to the rights and interests of the lender under a construction loan agreement. As a result of these types of subordination provisions, we may be unable to collect fees earned by us for the development and construction of a project in a timely fashion, if at all, if a default under the construction loans has occurred or the creditor providing the construction loans has otherwise not been repaid, which could harm our results of operations.

If we lose the right to provide fee-based development services for the City Center project in the City of West Palm Beach, Florida, our cash flows and operating results may be negatively impacted.

As part of the Formation Transactions, Republic Properties Corporation contributed to us the right it has to provide fee-based development services to the City of West Palm Beach, Florida to design, develop and construct an urban mixed-use development known as City Center. The City of West Palm Beach City Commission has recently considered the status of the project and while they voted to proceed with further development of plans and budgets, these plans and budgets have not been approved. If the City of West Palm Beach elects to abandon, or otherwise to terminate, the project prior to the execution of final documentation, we would lose the right to provide development services in connection with the project, which may have a negative impact on our cash flows and operating results.

If we lose our right to provide management services on an outsource basis for The Portals Properties, our cash flows and operating results will be negatively impacted.

As part of the Formation Transactions, we have entered into agreements with Messrs. Kramer and Grigg and Republic Properties Corporation, each general partners of PDA, pursuant to which we provide, on an outsource basis, management and development services for The Portals Properties in exchange for receiving a portion of the management or development fee, as the case may be, that is payable to Messrs. Kramer and Grigg and Republic Properties Corporation with respect to each property. Messrs. Kramer and Grigg and Republic Properties Corporation, as general partners of PDA, together with another unaffiliated general partner of PDA, currently receive a fee for the management of The Portals I and II properties and a development fee for The Portals III. Because our agreements to provide management and development services to The Portals Properties are with Messrs. Kramer and Grigg and Republic Properties Corporation and not with the entities that own The Portals Properties, we are not in privity of contract with these entities and do not have a direct right to enforce our agreements with these entities. Accordingly, if PDA’s right to provide these services to The Portals Properties is terminated for any reason (whether or not we are at fault), we would lose our right to provide those management and/or development services to one or more of the Portals Properties, which would negatively impact our cash flows and operating results.

We may not be successful in identifying and consummating suitable acquisitions of office and office-oriented mixed-use properties meeting our criteria, which may impede our growth and negatively impact the price of our common shares.

Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets or in consummating acquisitions on satisfactory terms, if at all.

Our ability to acquire office and office-oriented mixed-use properties on favorable terms may be constrained by competition from other investors with significant capital, including other publicly-traded REITs and institutional investors. Competition from these other potential acquirers may result in increased bidding, which may ultimately increase the price we must pay for a property or may result in us being unable to acquire a property at all. For example, we have acquired all but one of our properties in privately negotiated transactions outside of a competitive bidding process. If we are unable to continue to attract, negotiate and consummate these types of private transactions, we may be forced to expend substantial resources in a competitive bidding process. Failure to identify or consummate suitable acquisitions could cause us to grow at a slower rate than expected, which could in turn adversely affect our results of operations.

If we are not successful in efficiently integrating and operating the properties we acquire, management’s attention may be diverted away from our day-to-day operations and we may experience other disruptions which could harm our results of operations.

We will be required to integrate properties we acquire into our existing portfolio, such as WillowWood I and II, the acquisition of which we expect to close in May 2006. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, because, for example, we do not realize anticipated operational or geographical synergies, which may cause disruptions in our operations or may divert management’s attention away from our day-to-day operations, which could harm our results of operations.

Acquired properties may expose us to unknown liabilities which could harm our growth and future operations.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities to the government, tenants, third-party creditors, vendors or other persons, liabilities for clean-up of undisclosed environmental contamination, liabilities incurred in the ordinary course of business and claims for indemnification by parties entitled to be indemnified by the former owners of the properties. As a result, if a liability were asserted against us based upon our ownership of those properties, we might have to pay substantial sums to settle any such claim, which could harm our growth and future operations and result in a lowering of the price of our common shares.

We face significant competition, which may impede our ability to retain tenants or re-let space when existing tenants vacate.

We face significant competition for tenants in our properties from owners and operators of office and office-oriented mixed-use properties, many of which own properties similar to ours in Greater Washington, D.C. These competitors may possess greater expertise or flexibility in designing space to meet prospective tenants’ needs or may be more willing to make space available to prospective tenants at lower prices than comparable spaces in our properties, which could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge these tenants.

Our operating results will be harmed if we are unable to fully lease-up vacant space at properties, such as Presidents Park I and II, which were underperforming at the time we acquired them.

As part of our acquisition strategy, we have acquired, and may in the future acquire, properties, such as Presidents Park I and II, which we believe will result in favorable risk-adjusted returns on our investment but that have high vacancy rates upon acquisition. For example, Presidents Park I and II were 58% occupied at December 2005. These recently acquired properties may impede our operating performance and may take longer to achieve our anticipated investment return, if at all. Costs associated with the lease-up of a recently acquired property may be higher than anticipated and, if achieved, may take longer to reach than we expect. To the extent our costs are higher than anticipated or we fail to lease these properties on favorable terms, or at all, we may not be able to lease-up the property, which may harm our operating results.

Future terrorist attacks in Greater Washington, D.C. could significantly impact the demand for, and value of, our properties.

All of our properties and properties over which we have an option to acquire are located in Greater Washington, D.C., which has, in recent years, been a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war would severally impact the demand for, and value of, our properties. Terrorist attacks in and around Greater Washington, D.C. could also directly impact the value of our properties through damage, destruction, loss or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair their ability to make timely payments under their existing leases with us which would harm our operating results.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. Some risks to our properties, such as losses due to terrorism, earthquakes or floods, are insured subject to policy limits which may not be sufficient to cover all of our losses. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002 to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under TRIA, the U.S. government shares in the risk of loss associated with certain future terrorist acts. TRIA was scheduled to expire on December 31, 2005; however, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or the Extension Act, was enacted, which extended the duration of TRIA until December 31, 2007. The Extension Act expanded the private sector’s role and reduced the amount of coverage that the U.S. government is required to provide for insured losses under the program.

While the underlying structure of TRIA was left intact, the Extension Act, among other things, increased the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006 and to 20% of such premiums in 2007. For losses in excess of the deductible, the U.S. government still reimburses 90% of the insurer’s loss, but the amount of U.S. government reimbursement decreases to 85% of the insurer’s loss in 2007. As a result, unless we obtain separate coverage for events that do not meet the threshold, such events would not be covered. Additionally, the Extension Act may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

Since the limit with respect to our portfolio may be less than the value of the affected properties, terrorist acts could result in property damage in excess of our coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of our operations.

If in the future we elect to make joint venture investments, we could be adversely affected by a lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that might arise between us and our joint venture partners.

We may invest in the future with third parties through joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Likewise, partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of creating impasses on decisions, because neither we nor our partner would have full control over the joint venture or other entity. Disputes between us and partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our partners.

Risks related to our debt financing

Required payments of principal and interest on our loan obligations may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2005, we have approximately $231.9 million of outstanding indebtedness, 100% of which was secured.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through re-financings and/or public offerings. Any offering of our equity securities to repay a portion of our indebtedness would result in the dilution of our shareholders. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions to our shareholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which could adversely affect our operating results.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the properties we acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders as distributions at least 90% of our annual taxable income (including net capital gains) and to avoid corporate level tax on our net taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our substantial debt may harm our business and operating results, including by:

•	requiring us to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for distributions;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions; and

•	limiting our ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future.

Our existing mortgage indebtedness contains, and any future mortgage indebtedness may contain, covenants that restrict our operating and acquisition activities.

Our existing mortgage indebtedness contains, and any future mortgage indebtedness may contain, certain covenants that apply to the property financed and our subsidiary that owns the property financed, which, among other things, restrict our ability to sell, without the consent of the applicable lender, the property financed. In addition, such covenants may also restrict our ability to engage in mergers or consolidations that result in a change in control of us, without the consent of the applicable lender. These covenants may restrict our ability to engage in business initiatives that may be in our best interest. In addition, failure to meet the covenants may result in an event of default under the applicable mortgage indebtedness, which could result in the acceleration of the applicable indebtedness and have a material adverse effect on our operating results and financial condition.

If we are unable to close our proposed $150 million senior secured revolving credit facility, we may not be able to execute our business plan, including developing and acquiring properties, or make distributions to our shareholders.

On March 3, 2006, we obtained a commitment to establish a three-year $150.0 million senior secured revolving credit facility from KeyBank National Association (“KeyBank”), as administrative agent, and KeyBank Capital Markets with an option to increase the amount of the credit facility by up to $100.0 million and with a one-year extension at the election of the Operating Partnership. The commitment will expire on May 8, 2006. If we are unable to close this credit facility, we may not be able to, among other things, (i) acquire or develop projects or (ii) maintain our distributions to our shareholders at their current rate, if at all. For instance, we expect to pay a portion of the purchase price for WillowWood I and II with proceeds from this credit facility. If we do not close this credit facility, we will be required to either find another source of capital, which may or may not be available on favorable terms, if at all, or terminate the WillowWood I and II purchase agreement.

We anticipate that the financial and other covenants that are included in our proposed $150 million senior secured revolving credit facility will place limitations on our ability to take certain actions in respect of our business and could adversely affect our financial condition, liquidity and results of operations.

While we have not executed definitive documentation in connection with the KeyBank credit facility, we anticipate that this proposed credit facility will contain financial and other covenants, including coverage ratios and other limitations on our ability to incur indebtedness, sell certain of our assets and engage in mergers and consolidations that these covenants could restrict our ability to engage in transactions that would be otherwise in our best interests. Failure to comply with any of the covenants could result in a default under our proposed credit facility and may cause the lenders under this credit facility to accelerate the timing of the repayment of this indebtedness, which could adversely affect our financial condition, liquidity and results of operations.

We could become more leveraged in the future because our organizational documents contain no limitation on the amount of debt we may incur.

Our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness or to pay our anticipated distributions and/or the distributions required to maintain our REIT qualification, and could harm our financial condition.

We depend on external sources of capital that are outside of our control and may not be available to us, which could adversely affect our ability to develop or acquire properties, satisfy our debt obligations or make distributions to shareholders.

To qualify as a REIT, we are required to distribute as a dividend to our shareholders each year at least 90% of our taxable income, excluding net capital gains. In order to eliminate U.S. federal income tax, we are required to distribute annually as a dividend 100% of our taxable income, including capital gains. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions and development opportunities, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and our ability to qualify as a REIT for U.S. federal income tax purposes. If we are unable to obtain third-party sources of capital, we may not be able to acquire properties or seek development projects when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT and avoid paying tax on our taxable income.

Risks related to our organization and structure

Our organizational documents contain provisions which may discourage a takeover of us and depress our common share price.

Our organizational documents contain provisions which may have an anti-takeover effect and inhibit a change of our management. These provisions include:

•	Our charter contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management. Our charter provides that trustees may only be removed for cause and only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees even if the remaining trustees do not constitute a quorum. This requirement makes it more difficult to change our management by removing and replacing trustees.

•	There are ownership limits and restrictions on transferability in our Declaration of Trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assist us with qualifying as a REIT under this test, subject to some exceptions, our Declaration of Trust prohibits any shareholder from owning, actually or constructively, more than 9.8% of the value or number of our outstanding shares of any class or series. Our Board of Trustees may exempt a person from the 9.8% ownership limit if our Board of Trustees determines, in its sole discretion, that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may:

•	discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.8% of shares of any class or series to dispose of the additional shares of such class or series and, as a result, to forfeit the benefits of owning the additional shares.

•	Our Declaration of Trust and Bylaws permit our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our Declaration of Trust and Bylaws permits our Board of Trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Trustees. Thus, our Board of Trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•	Our Declaration of Trust and Bylaws contain other possible anti-takeover provisions. Our Declaration of Trust and Bylaws contains other provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market prices. These provisions include advance notice requirements for shareholder proposals and the absence of cumulative voting rights.

•	Maryland law may discourage a third party from acquiring us. Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares. We have opted out of these provisions of Maryland law. However, our Board of Trustees may opt to make these provisions applicable to us at any time. These provisions include:

•	business combination moratorium/fair price provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•	control share provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of control shares from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

Our Chairman of the Board, our President and Chief Development Officer, our Chief Executive Officer and our Chief Operating Officer and General Counsel, and their affiliates, own approximately 7.6%, 1.4%, 1.2% and 2.5%, respectively, of our outstanding common shares and partnership units of our Operating Partnership on a fully-diluted basis and have the ability to exercise significant control over our operations and any matter presented to our shareholders.

At December 31, 2005, our Chairman of the Board, our President and Chief Development Officer, our Chief Executive Officer, our Chief Operating Officer and General Counsel, and their affiliates, own approximately 7.6%, 1.4%, 1.2% and 2.5%, respectively, of our outstanding common shares and partnership units of our Operating Partnership on a fully-diluted basis. Consequently, these persons and entities may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day business decisions and management policies. As a result, these individuals and their affiliates, have substantial influence over us and could exercise their influence in a manner that conflicts with your interests.

Our Chairman of the Board and our President and Chief Development Officer have substantial outside business interests, including interests in Portals Development Associates Limited Partnership and Republic Properties Corporation, rights to continued management and development fee income in connection with The Portals Properties and ownership interests in the lessor of our office space, which give rise to various conflicts of interest with us and could harm our business.

Messrs. Kramer and Grigg have outside business interests, including ownership interests in PDA, an entity which has substantial ownership interests in The Portals Properties. In particular, Messrs. Kramer and Grigg have an approximate 6.5% and 5.7% indirect ownership interest in Portals I and II, respectively. We have an option to purchase only The Portals III. Additionally, Republic Properties Corporation, a private real estate development and management company controlled by Messrs. Kramer and Grigg, and Republic Land Development LLC, a private real estate development company controlled by Mr. Kramer, are each engaged in the development of properties, both inside and outside of Greater Washington, D.C., that will not be contributed to us as part of the Formation Transactions. Mr. Kramer and his family also have substantial interests in entities which own extensive amounts of non-office real estate in Greater Washington, D.C.

Although we entered into an employment agreement with Mr. Grigg and non-competition agreements with Messrs. Kramer and Grigg, each of them are permitted to pursue specified business interests in Greater Washington, D.C. that may hinder their ability to spend adequate time on our business. In particular, Messrs. Kramer’s and Grigg’s non-competition agreements permit each of them to continue to provide certain services in connection with their positions as general partners of PDA and owners of Republic Properties Corporation and to hold interests in certain entities that provide real estate services in Greater Washington, D.C.

In addition, we have entered into agreements with Republic Properties Corporation for the contribution of certain contracts with respect to the Republic Square and City Center projects. In particular, we have entered into agreements to provide (a) development services with respect to Republic Square I in exchange for the right to receive the remaining development fee scheduled to be paid pursuant to the original development agreement, (b) development services for Republic Square II in exchange for a fee equal to 3% of the development costs, (c) management services for both Republic Square I and II, when completed, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the costs of the corporate and property labor and overhead for providing these services, and (d) development services to the City of West Palm Beach, Florida for their City Center project.

In addition, we have entered into agreements with Messrs. Kramer and Grigg in which we will provide various management, development and administrative services to certain properties in which they have direct or indirect interests on an outsource basis. In particular, we have entered into agreements to provide (a) management services with respect to The Portals I and II in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing these services, (b) development services to The Portals III, in exchange for a fee equal to 3% of the remaining development costs, (c) management services with respect to The Portals III, IV and V, when completed, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing these services, (d) development services for The Portals IV and V in exchange for a fee equal to 3% of the development costs, and (e) general corporate and administrative services to PDA in exchange for an annual fee of approximately $1.1 million.

We also entered into a lease for 1,770 square feet of office space at The Portals I. This lease requires monthly payments of $6,638 and has a 1-year renewable term.

Agreements with Republic Properties Corporation and Messrs. Kramer and Grigg were in place at our IPO and were not negotiated on an arm’s-length basis and were not approved by our independent trustee nominees at the time of our IPO. As a result, we may not receive the fair market value for these services that we otherwise could have obtained from an unrelated third party. Messrs. Kramer’s and Grigg’s personal interest in PDA and Republic Properties Corporation and Mr. Kramer’s personal interest in Republic Land could conflict with your interests as our shareholders with respect to business decisions affecting us, which could harm our business.

We may pursue less vigorous enforcement of the terms of our agreements with members of our senior management and their affiliated entities because of our dependence on them as well as conflicts of interest that exist.

We have entered into various agreements with members of our senior management and their affiliated entities, including option, non-competition, contribution and other related party arrangements, and will, in certain circumstances, be entitled to indemnification and damages in the event of breaches of representations, warranties or agreements made by members of our senior management and their affiliated entities in those agreements. Furthermore, each of Mr. Keller, our Chief Executive Officer, Mr. Grigg, our President and Chief Development Officer, Mr. Siegel, our Chief Operating Officer and General Counsel, and Mr. Green, our Executive Vice President and Chief Financial Officer, is a party to an employment agreement with us. These agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our senior management and because of the conflicts of interest that exist with them.

Our management has limited experience operating as a REIT or a public company and we cannot assure you that this inexperience will not harm our business and operating results.

Our Board of Trustees and senior management will have overall responsibility for our management. Although our officers and trustees have extensive experience in real estate marketing, development and management, our executive officers have limited prior experience in operating a business in accordance with the Internal Revenue Code requirements for maintaining qualification as a REIT or in operating a public company in accordance with SEC requirements. We are required to develop and implement substantial control systems and procedures in order to maintain our REIT status and satisfy our periodic reporting requirements under applicable SEC regulations. The development and implementation of these policies and procedures could place significant strains on our management systems, infrastructure and other resources. We cannot assure you that management’s past experience is sufficient to successfully develop and implement these policies and procedures and operate our company. Failure to develop and implement these policies and procedures could jeopardize our status as a REIT or public company which could substantially reduce our earnings and adversely affect our ability to raise additional capital.

Our business and growth strategies could be harmed if key personnel with well-established ties to the Greater Washington, D.C. real estate market terminate their employment with us.

Our success depends, to a significant extent, on the continued services of our Chief Executive Officer, our President and Chief Development Officer, and the other members of our senior management team who have extensive market knowledge and long-standing business relationships in Greater Washington, D.C. Although we have an employment agreement with both our Chief Executive Officer and our President and Chief Development Officer, there is no guarantee that either of them will remain employed by us. If any of our senior management team, particularly our Chief Executive Officer or our President and Chief Development Officer, left our company and we failed to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business, financial condition and results of operations could be adversely affected.

Our employment agreements with each of Messrs. Keller, Grigg, Siegel and Green provide benefits in the event of a change in control of our company or if the employment agreement is not renewed, which could deter a change in control that could be beneficial to our shareholders.

We entered into separate employment agreements with each of Messrs. Keller, Grigg, Siegel and Green, that provide each of these individuals severance benefits if their employment ends under certain circumstances following a change in control of our company or if such individual resigns for “good reason”, as defined in the employment agreement. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the interests of our shareholders.

Our Board of Trustees may change our investment and operational policies and practices and enter into new lines of business without a vote of our shareholders, which limits our shareholders’ control of our policies and practices and may subject us to different risks.

Our major policies, including our policies and practices with respect to investments, financing, growth and debt capitalization are determined by our Board of Trustees. Although we have no present intention to do so, we may change these and other policies from time to time or enter into new lines of business, at any time, without the consent of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies. These changes could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report. A change in our investment strategy or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations.

Our Board of Trustees has the power to issue additional shares in a manner that may not be in our shareholders’ best interests.

Our organizational documents authorize our Board of Trustees to issue additional authorized but unissued preferred or common shares and to increase the aggregate number of authorized shares or the number of shares of any class or series without shareholder approval. In addition, our Board of Trustees may increase or decrease the aggregate number of our shares or the number of our shares of any class or series and may classify or reclassify any unissued shares of preferred or common shares and set the preferences, rights and other terms of the classified or reclassified shares.

The rights of our shareholders to take action against our trustees and officers are limited.

Maryland law provides that a trustee or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our organizational documents eliminate our trustees’ and officers’ liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

We may have assumed unknown liabilities in connection with the Formation Transactions, which could harm our financial condition.

As part of the Formation Transactions, we, through our Operating Partnership, received a contribution of interests in certain assets subject to existing liabilities, some of which may have been unknown at the time the IPO was consummated. In connection with the merger of RKB Holding L.P., or Holdco, into the Operating Partnership in the Formation Transactions, the Operating Partnership assumed the tax liability of Holdco resulting from the merger. The consideration paid to the Holdco shareholders in the merger was reduced by the estimated amount of this liability; however, this is no assurance that this estimate will prove to be correct. If the actual amount of the liability exceeds the estimate, the Operating Partnership is responsible for the excess and will have no recourse to the shareholders of Holdco for reimbursement or indemnification. Unknown liabilities might include liabilities for investigation or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the IPO (that had not been asserted or threatened prior to the IPO), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Our recourse with respect to such liabilities may be limited. Any unknown liabilities which we assume in connection with the Formation Transactions could harm our financial condition.

We have fiduciary duties as general partner to our Operating Partnership that may result in conflicts of interests in representing our shareholders’ interests.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our trustees and officers have duties to our company and our shareholders under applicable Maryland law in connection with their management of our company. At the same time, we have fiduciary duties, as a general partner, to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties as a general partner to our Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to our company and our shareholders. The partnership agreement of our Operating Partnership provides that, in the event of a conflict of interest between our shareholders and the limited partners of our Operating Partnership, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our shareholders or the limited partners or our Operating Partnership, and, if we, in our sole discretion as general partner of the Operating Partnership, determine that a conflict cannot be resolved in a manner not adverse to either our shareholders or the limited partners of our Operating Partnership, the conflict is resolved in favor of our shareholders.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, our Operating Partnership’s partnership agreement expressly limits our liability by providing that neither we, as the general partner of the Operating Partnership, nor any of our trustees or officers is liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such trustee, or officer, acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective trustees, officers, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Our ability to pay our estimated distributions in 2006 depends upon our actual operating results, and we currently expect to borrow funds under our proposed line of credit to pay at least a portion of this distribution, which could slow our growth and depress the price of our common shares.

We currently expect that we will be unable to pay our estimated 2006 distributions to shareholders out of cash available for distribution to our common shareholders. Unless our operating cash flow increases through increased leasing at our Presidents Park properties or otherwise, we will be required to fund distributions from borrowings under our proposed line of credit, from the disposition of properties or to reduce such distributions. Any borrowing under our proposed line of credit to fund distributions would reduce the amount of funds available under this line of credit for other purposes, such as potential acquisitions, capital improvements or development activities. If we need to borrow funds or dispose of properties to meet our shareholder distributions or if we reduce the amount of such distributions, our share price may be adversely affected.

Risks related to the real estate industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.

We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

Costs associated with complying with the Americans with Disabilities Act may result in unanticipated expenses and may affect our results of operations.

Under the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operation, cash flow, per share trading price of our common shares and our ability to satisfy our debt service obligations and to make distributions to our shareholders could be adversely affected.

Environmental compliance costs and liabilities associated with operating our properties may result in unanticipated expenses and may affect our results of operations.

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous substances. In addition, we are subject to federal, state and local requirements with respect to underground storage tanks, management of hazardous materials, asbestos and mold. The cost of complying with these requirements, and the clean up of any environmental contamination, including the abatement of any asbestos and mold, can be costly. The presence of, or failure to clean up or abate, contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral or could prove so costly as to have a material adverse effect on our results of operations, liquidity and financial condition, which could result in our inability to make distributions to our shareholders and result in a decline in the value of our common shares.

Risks related to qualification and operation as a REIT

Failure to qualify as a REIT would subject us to U.S. federal income tax and would subject us and our shareholders to other adverse consequences.

We believe that we are organized and have operated, and intend to operate, in such a manner so as to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2005. Requirements for qualification and taxation as a REIT are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification and taxation as a REIT are limited. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes. In addition, new laws, regulations, interpretations, or court decisions subsequent to our organization may change the U.S. federal income tax laws or the U.S. federal income tax consequences of our qualification and taxation as a REIT. As a result, no assurance can be provided that we will qualify as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the U.S. federal income tax laws with respect to our qualification and taxation as a REIT or the U.S. federal income tax consequences of our qualification and taxation as a REIT.

If we fail to qualify as a REIT, we will not be allowed to take a deduction for dividends paid to our shareholders in computing our taxable income, and we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we would not be eligible to elect to qualify as a REIT for the four taxable years following the year during which our REIT qualification is lost.

Any determination that we do not qualify as a REIT would have a materially adverse effect on our results of operations and could reduce the value of our common shares materially. The additional tax liability to us for the year or years in which we did not qualify would reduce our net earnings available for investment, debt service or distribution to our shareholders. Furthermore, we would no longer be required to pay any dividend to our shareholders and dividends we pay to our shareholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. In addition, if we failed to qualify as a REIT, non-U.S. shareholders that otherwise might not be subject to U.S. federal income tax on the sale of our shares might be subject to U.S. federal income tax with respect to any gain, on a net basis, in a manner similar to the taxation of a taxable U.S. shareholder if the non-U.S. shareholder owns 5% or more of a class of our shares.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. shareholders to adverse U.S. federal income tax consequences.

We are a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. shareholders. However, because our shares are publicly traded, we cannot guarantee that we are in fact a domestically-controlled REIT, or that we will be a domestically-controlled REIT in the future. As a result of the Formation Transactions in which we issued common shares to non-U.S. persons, we estimate that at least 19% of our total common shares outstanding immediately following the completion of the IPO were owned by non-U.S. persons. If we fail to qualify as a domestically-controlled REIT, our non-U.S. shareholders that otherwise would not be subject to U.S. federal income tax on the gain attributable to a sale of our common shares would be subject to taxation upon such a sale if either (a) the common shares were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as The New York Stock Exchange, or the NYSE, or (b) the selling non-U.S. shareholder owned, actually or constructively, more than 5% in value of the outstanding common shares being sold throughout the period specified by the Internal Revenue Code. If gain on the sale or exchange of our common shares was subject to taxation for these reasons, the non-U.S. shareholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. shareholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. shareholders may be subject to an additional branch profits tax.

Failure to make required distributions would subject us to U.S. federal income tax.

In order to qualify as a REIT, each year we must pay out to our shareholders as dividends at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy this distribution requirement, but distribute as a dividend less than 100% of our taxable income for the taxable year, we are subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax if the actual amount that we pay out as dividend to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these dividends will come from distributions that we receive from our Operating Partnership. Accordingly, we may be required to borrow money or sell assets to pay dividends sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and is operated in a manner so as to be treated as a partnership for U.S. federal income tax purposes. As a partnership, it will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the Internal Revenue Service will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating our Operating Partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.

We are subject to some taxes even though we believe we qualify as a REIT.

Even if we qualify as a REIT for U.S. federal income tax purposes, we are subject to some U.S. federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute.

We will incur a 100% excise tax on transactions with our “taxable REIT subsidiary” that are not conducted on an arm’s-length basis. A taxable REIT subsidiary is a corporation which is owned, directly or indirectly, by us and which, together with us, makes an election to be treated as our taxable REIT subsidiary. Republic Property TRS, LLC is our sole taxable REIT subsidiary. Thus, for example, to the extent that the interest paid by Republic Property TRS, LLC to us exceeds an arm’s-length interest amount, we may be subject to the excise tax. We believe that all transactions between us and our taxable REIT subsidiary are conducted on an arm’s-length basis and, therefore, that we will not be subject to the excise tax.

Although organized as a limited liability company, Republic Property TRS, LLC has elected to be treated as a corporation for U.S. federal income tax purposes in order to qualify as a taxable REIT subsidiary. Accordingly, Republic Property TRS, LLC is subject to U.S. federal income tax as a corporation on its taxable income, which consists of the revenues mainly derived from management and development of third-party properties. The after-tax net income of Republic Property TRS, LLC is available for distribution to us but is not required to be distributed.

In addition, the District of Columbia imposes an unincorporated business income tax on the “District of Columbia taxable income” of partnerships doing business in the District of Columbia. Because one of our properties is located in the District of Columbia and we have option properties that are located within the District, our direct or indirect partnership subsidiaries that own these properties is subject to this tax.

Our ownership limitations may restrict or prevent our shareholders from engaging in certain transfers of our common shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include various kinds of entities) at any time during the last half of any taxable year, and may be owned by no less than 100 persons during 335 days in a full calendar year or a proportionate part of any partial year. To assist us in maintaining our REIT qualification, our Declaration of Trust contains a share ownership limit. Generally, shares of any class or series owned by related owners are added together for purposes of the share ownership limits, and any shares owned by related owners is added together for purposes of the share ownership limits. Our Declaration of Trust provides that no person may directly or indirectly own more than 9.8% of the value or the number of shares of any class or series, unless our Board of Trustees waives this limitation. These ownership limitations may prevent an acquisition of control of our company by a third party without our Board of Trustees’ approval, even if our shareholders believe the change in control is in their interest.

In addition, if anyone transfers shares in a way that would violate any share ownership limit, or prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares is deemed never to have owned the shares or those shares instead is transferred to a trust for the benefit of a charitable beneficiary and is either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in our Declaration of Trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.

Our ability to maintain distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute as a dividend at least 90% of our taxable income (excluding net capital gains) each year to our shareholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our properties, we may be unable to declare or pay dividends to our shareholders. The timing and amount of dividends are in the sole discretion of our Board of Trustees, which will consider, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash in order to pay dividends.

Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.

Each of our properties is subject to real and personal property taxes. These taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our ability to pay dividends to our shareholders would be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Operating Partnership owns 100% of 10 Class A office properties (comprising 21 buildings), one of which is located in the District of Columbia and nine of which are located in Northern Virginia. The following table provides summary information regarding our properties as of December 31, 2005:

							Annualized
							Rent Per
		Number of					Leased
		Buildings at	Year Built	Net Rentable	Percent	Annualized	Square
Office Properties(1)	Location	Property	(Renovated)	Square Feet(2)	Leased(3)	Rent(4)	Foot(5)
						(Dollars
						in thousands)

Campus at Dulles Technology Center	Herndon, Virginia	7	1998, 1999	349,839	96.1%	$7,963	$23.69
Corporate Oaks	Herndon, Virginia	1	1986 (1999)	60,767	100.0%	1,243	20.46
Corporate Pointe IV	Chantilly, Virginia	1	1998	80,118	100.0%	1,399	17.47
Lakeside I and II	Chantilly, Virginia	2	1989, 1999	173,218	85.7%	3,048	20.54
Pender Business Park	Fairfax, Virginia	4	2000	170,940	100.0%	4,184	24.47
Presidents Park I(6)(7)	Herndon, Virginia	1	1999	200,531	83.4%	1,441	24.28
Presidents Park II(8)	Herndon, Virginia	1	2000	200,511	32.5%	1,293	28.15
Presidents Park III	Herndon, Virginia	1	2001	200,135	92.7%	4,034	21.74
The Republic Building	Washington, D.C.	1	1992	276,018	100.0%	11,440	41.44
WillowWood III and IV(9)	Fairfax, Virginia	2	1998	278,979	95.4%	6,688	26.12

Portfolio Total/Weighted Average		21	1998	1,991,056	88.2%	$42,733	$26.39

(1)	Each property is 100% indirectly owned in fee by our Operating Partnership.

(2)	Net rentable square feet includes retail and storage space, but excludes on-site parking and rooftop leases.

(3)	Includes leases or lease amendments that have been executed, regardless of whether or not occupancy has commenced.

(4)	Annualized rent represents base rent, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options in 2005), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(5)	Annualized rent per leased square foot represents annualized rent as computed above, divided by occupied net rentable square feet as of the same date.

(6)	Excludes any annualized rent associated with a lease and an amendment to Network Solutions, LLC for 104,860 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(7)	Excludes any annualized rent associated with a lease amendment to Sizzling Express for 3,000 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(8)	Excludes any annualized rent associated with an amendment to our lease with iDirect, Inc. for an additional 19,215 net rentable square feet because the tenant occupancy date for this additional space is February 2006.

(9)	Excludes any annualized rent associated with a lease amendment to Zeta Associates for 10,039 net rentable square feet because the tenant occupancy date under this lease is January 2006.

On March 22, 2006, we entered into an agreement to acquire the fee interest in WillowWood I and II for $66.0 million. WillowWood I and II, two Class A office buildings totaling approximately 250,000 net rentable square fee, are part of a four-building office complex known as WillowWood Plaza in Fairfax, Virginia. We currently own the other two buildings in the park, WillowWood III and IV. The transaction is scheduled to close in May 2006.

Tenant Diversification

As of December 31, 2005, our portfolio was leased to approximately 47 tenants under 50 separate leases, many of which are nationally recognized corporate firms or governmental agencies.

The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized rent as of December 31, 2005:

				Percentage of
			Net	Total Portfolio		Percentage of
(Dollars in thousands)			Rentable SF	— Net Rentable		Total Portfolio
		Lease	Under	SF Under	Annualized	— Annualized
Tenant/Industry(1)	Property	Expiration(2)	Lease	Lease(3)	Rent(4)	Rent(5)

GSA — Dept. of Justice (Government)	Republic Building	12/20/2014	235,746	11.8%	$9,687	22.7%
Cisco Systems, Inc.(6) (Professional	Campus at Dulles	3/31/2006	29,338	1.5%	687	1.6%
Services)	Technology Center	3/31/2016	108,858	5.5%	2,856	6.7%
BAE Systems/DigitalNet (Professional Services)	Presidents Park III	10/31/2011	142,646	7.2%	3,087	7.2%
Zeta Associates(7) (Professional Services)	WillowWood	8/15/2009	105,383	5.3%	2,465	5.8%
GSA — FTS (Government)	WillowWood	5/3/2009	92,992	4.7%	2,408	5.6%
Datatrac(8) (Information)	Lakeside	12/31/2006	47,670	2.4%	1,125	2.6%
	Lakeside	8/31/2008	40,600	2.0%	749	1.8%
webMethods (Professional Services)	Pender Business Park	12/31/2007	61,450	3.1%	1,614	3.8%
CACI International, Inc. (Professional Services)	Corporate Pointe IV	11/30/2009	80,118	4.0%	1,399	3.3%
GSA — Dept. of Interior (Government)	Corporate Oaks	4/30/2010	60,767	3.1%	1,243	2.9%
Carfax (Information)	WillowWood	11/6/2006	37,038	1.9%	990	2.3%

Total:			1,042,606	52.5%	$28,310	66.3%

(1)	Does not include a lease and an amendment with Network Solutions, LLC at Presidents Park I for 104,860 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(2)	Assumes the exercise of no renewal options and the exercise of no termination options.

(3)	Represents net rentable square feet under lease for a tenant as a percentage of total net rentable square feet of our properties including lease or lease amendments that have been executed, regardless of whether or not occupancy has commenced.

(4)	Annualized rent represents base rent, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options in 2005), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(5)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(6)	We have one lease with Cisco Systems at our Campus at Dulles Technology Center property. This lease provides for a staggered lease expiration schedule with respect to certain portions of the net rentable square footage associated with this lease.

(7)	Excludes any annualized rent associated with a lease amendment to Zeta Associates for an additional 10,039 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(8)	We have two leases with Datatrac at our Lakeside property.

Lease Distribution

The following table sets forth information relating to the distribution of leases at our properties, based on net rentable square feet under lease as of December 31, 2005:

				Percentage of
			Net	Total Portfolio —			Percentage of
			Rentable	Net Rentable			Total Portfolio
	Number	Percentage	SF Under	SF Under	Annualized	Annualized	— Annualized
SF Under Lease	of Leases	of all Leases	Lease(1)	Lease(2)	Rent(3)	Rent/SF	Rent(4)
					($ in thousands)

2,500 or less	6	12%	4,655	0.2%	$138	$29.65	0.3%
2,501 — 10,000(5)	8	16%	32,636	1.6%	701	23.66	1.6%
10,001 — 20,000	10	20%	141,003	7.1%	3,727	26.43	8.7%
20,001 — 40,000	10	20%	280,317	14.1%	7,445	26.56	17.4%
40,001 — 100,000(6)	11	22%	600,209	30.1%	12,627	21.73	29.6%
Greater than 100,000(7)(8)	5	10%	697,493	35.1%	18,095	31.06	42.4%

Total	50	100%	1,756,313	88.2%	$42,733	$26.39	100.0%

(1)	Net rentable square feet under lease includes retail and storage space, but excludes on-site parking and rooftop leases.

(2)	Represents net rentable square feet under lease for a tenant as a percentage of total net rentable square feet of our properties including lease or lease amendments that have been executed, regardless of whether or not occupancy has commenced.

(3)	Annualized rent represents base rent, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options in 2005), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(4)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(5)	Excludes any annualized rent associated with a lease amendment to Sizzling Express for 3,000 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(6)	Excludes any annualized rent associated with an amendment to our lease with iDirect, Inc. for an additional 19,215 net rentable square feet because the tenant occupancy date for this additional space is February 2006.

(7)	Excludes any annualized rent associated with a lease and an amendment to Network Solutions, LLC for 104,860 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(8)	Excludes any annualized rent associated with a lease amendment to Zeta Associates for 10,039 net rentable square feet because the tenant occupancy date under this lease is January 2006.

Lease Expiration

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2005. Unless otherwise stated, the information in the table assumes that tenants neither exercise renewal options nor termination rights:

(Dollars in thousands			Percentage			Percentage
except per square foot		Net	of Total			of Total
amounts)	Number	Rentable SF	Portfolio —			Portfolio —	Expiring	Expiring
Year of Lease	of Leases	of Expiring	Net	Annualized	Annualized	Annualized	Base	Base
Expiration	Expiring	Leases(1)	Rentable SF(2)	Rent(3)	Rent/SF(3)	Rent(4)	Rent(5)	Rent/SF(6)

Available(7)		234,743	11.8%
2006	10	142,024	7.1%	$4,008	$28.22	9.4%	$4,266	$30.04
2007	4	129,381	6.5%	3,183	24.60	7.4%	3,390	26.20
2008	5	151,922	7.6%	3,045	20.04	7.1%	3,369	22.17
2009(8)	8	325,192	16.3%	7,502	23.80	17.6%	8,089	25.67
2010	8	130,707	6.6%	3,128	23.93	7.3%	3,422	26.18
2011	5	219,126	11.0%	4,870	22.23	11.4%	5,439	24.82
2012	—	—	—%	—	—	—%	—	—
2013(9)	4	199,939	10.0%	2,467	25.95	5.8%	2,739	28.80
2014(10)	3	282,153	14.2%	10,270	39.51	24.0%	10,336	39.76
2015	2	67,011	3.4%	1,404	20.95	3.3%	1,661	24.79
2016	1	108,858	5.5%	2,856	26.24	6.7%	3,246	29.81

Total	50	1,991,056	100.0%	$42,733	$26.39	100.0%	$45,957	$28.26

(1)	Includes retail and storage space, but excludes on-site parking and rooftop leases.

(2)	Represents net rentable square feet in a particular year as a percentage of total net rentable square feet of our properties.

(3)	Annualized rent represents base rent, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(4)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(5)	Expiring Base Rent represents the last 12 months of base rent payable immediately prior to the expiration of the lease.

(6)	Expiring Base Rent/Square Foot represents expiring base rent divided by net rentable square feet under lease.

(7)	Approximately 168,667 square feet of the total net rentable square feet available as of December 31, 2005 relates to space available at our Presidents Park I and II properties.

(8)	Excludes any annualized rent associated with a lease amendment to Zeta Associates for 10,039 net rentable square feet because the tenant occupancy date under this lease is January 2006.

(9)	Excludes any annualized rent associated with a lease and an amendment to Network Solutions, LLC for 104,860 net rentable square feet because the rent commencement date under this lease is January 2006.

(10)	Excludes any annualized rent associated with an amendment to our lease with iDirect, Inc. for an additional 19,215 net rentable square feet because the rent commencement date for this additional space is February 2006.

Historical Percentage Leased and Rental Rate

The following table sets forth, as of the indicated dates, the percent leased and in place rent per occupied square foot for our properties:

In Place Rent Per Occupied
Date	Square Foot(1)(3)

December 31, 2005	$25.58
December 31, 2004(2)	$22.14
December 31, 2003	$22.45
December 31, 2002	$20.69

Date	Percent Leased

December 31, 2005	88.2%
December 31, 2004(2)	95.1%
December 31, 2003	98.3%
December 31, 2002	100.0%

(1)	Only includes data for properties in our portfolio as of the applicable period.

(2)	Excludes Presidents Park I and II, which we acquired in December 2004 with an occupancy rate of approximately 20%. As of December 31, 2005, we had signed two leases and two lease amendments which increased the amount of space under lease at Presidents Park I and II to approximately 58%.

(3)	In Place Rent Per Occupied Square Foot represents annualized rent divided by net rentable square feet under lease as of the end of the period.

Capital Expenditures

The following table sets forth certain information regarding historical capital expenditures at our properties for the periods set forth below:

	Period Ended December 31,
(Dollars in thousands except per square foot amounts)	2002	2003	2004	2005

Capital expenditures	$—	$351	$73	$285
Average square feet(1)	251,058	513,927	1,056,844	1,724,153
Capital expenditures per square foot	$—	$0.68	$0.07	$0.17

(1)	For any given period represents the average square footage at our properties subject to capital expenditures.

Tenant Improvements and Leasing Commissions

The following table sets forth certain information regarding tenant improvement (including tenant allowances) and leasing commission costs for tenants at our properties for the periods set forth below:

	Period Ended December 31,
	2002	2003	2004	2005

Renewals(1)
Number of leases	—	—	4	6
Square Feet	—	—	106,457	428,162
Tenant improvement costs per square foot (2)(3)(5)	$—	$—	$—	$12.42
Leasing commission costs per square foot (2)(3)	$—	$—	$3.75	$3.66
Total tenant improvement and leasing commission costs per square foot (2)(3)(5)	$—	$—	$3.75	$16.08
New leases(4)
Number of leases	—	—	7	6
Square Feet	—	—	76,559	54,189
Tenant improvement costs per square foot (2)(3)(6)	$—	$—	$3.93	$22.33
Leasing commission costs per square foot (2)(3)	$—	$—	$0.52	$10.84
Total tenant improvement and leasing commission costs per square foot (2)(3)(6)	$—	$—	$4.45	$33.17
Total
Number of leases	—	—	11	12
Square Feet	—	—	183,016	482,351
Tenant improvement costs per square foot (2)(3)(5)(6)	$—	$—	$1.64	$13.53
Leasing commission costs per square foot (2)(3)	$—	$—	$2.40	$4.47
Total tenant improvement and leasing commission costs per square foot (2)(3)(5)(6)	$—	$—	$4.04	$18.00

(1)	Excludes retained tenants that have relocated to new space or expanded into new space.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease commences, which may be different than the year in which they were actually paid. Improvements which are in progress are estimated at the terms of the lease.

(3)	Tenant improvements and leasing commission costs exclude any commission paid to related parties.

(4)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(5)	Department of Justice tenant improvement costs are included in 2005 (the year of acquisition), although the lease commenced in 2004.

(6)	Bureau of Indian Affairs (Department of the Interior) tenant improvement costs are included in 2004 (the year of acquisition), although the lease commenced in 2003.

Individual Property Data

The following table summarizes information regarding the tenants occupying 10% or more of the rentable square footage at each of the properties in our portfolio, as of December 31, 2005:

					Percentage
(Dollars in thousands except Annualized Rent/SF)				Net	of Property	Renewal Options
	Annualized	Annualized	Lease	Rentable	— Net			Options
Tenant/Industry Classification	Rent(1)	Rent/SF(2)	Expiration(3)	SF(4)	Rentable SF(5)	Rent(6)		Period
Republic Building
Department of Justice (Government)	$9,687	$41.09	12/20/2014	235,746	85.4%	N/A		N/A
Campus at Dulles Tech
Cisco Systems, Inc. (Professional Services) (7)	687	23.41	03/31/2006	29,338	8.4%	N/A		N/A
Cisco Systems, Inc. (Professional Services) (7)	2,856	26.24	03/31/2016	108,858	31.1%	N/A		N/A
Northrup Grumman/TASC (Professional Services)	834	16.92	06/30/2008	49,300	14.1%	100	% FMV	2-5 yrs.
Focus Diagnostics (Professional Services)	988	23.30	09/30/2008	42,395	12.1%	95/100	% FMV	2-5 yrs.
Corporate Oaks
GSA — Department of Interior (Government)	1,243	20.46	04/30/2010	60,767	100.0%	95	% FMV	2-5 yrs.
Corporate Pointe IV
CACI International, Inc. (Professional Services)	1,399	17.47	11/30/2009	80,118	100.0%	95	% FMV	1-3 yrs.
Lakeside I & II
Datatrac (Lease #1) (Information)	1,125	23.61	01/03/2007	47,670	27.5%	100	% FMV	1-5 yrs.
Datatrac (Lease #2) (Information)	749	18.45	08/31/2008	40,600	23.4%	100	% FMV	1-5 yrs.
Ford Motor Company (Manufacturing)	742	18.27	09/30/2015	40,594	23.4%	95	% FMV	1-5 yrs.
Pender Business Park
webMethods (Professional Services)	1,614	26.27	12/31/2007	61,450	35.9%	100	% FMV	1-5 yrs.
Idea Integration (Professional Services)	973	24.81	05/31/2011	39,238	23.0%	95	% FMV	1-5 yrs.
Centex Construction (Construction)	645	24.35	11/05/2009	26,508	15.5%	100	% FMV	1-5 yrs.
NCAS (Finance and Insurance)	603	24.04	09/30/2008	25,098	14.7%	100	% FMV	1-5 yrs.
Broadview Networks (Information)	347	18.63	01/31/2011	18,646	10.9%	100	% FMV	2-5 yrs.
Presidents Park I (8)
DLT Solutions (Professional Services)	662	25.06	04/14/2010	26,417	13.2%	100	% FMV	1-5 yrs.
Presidents Park II
iDirect Technologies, Inc.(9) (Information)	583	24.08	08/31/2014	24,192	12.1%	100	% FMV	1-5 yrs.
Washington Gas Energy (Utilities)	673	30.95	02/28/2009	21,750	10.8%	100	% FMV	1-5 yrs.
Presidents Park III
BAE Systems/DigitalNet (Professional Services)	3,087	21.64	10/31/2010	142,646	71.3%	95	% FMV	2-5 yrs.
The Boeing Company (Professional Services)	941	23.00	10/31/2010	40,916	20.4%	90	% FMV	2-5 yrs.
WillowWood III & IV
Zeta Associates(10) (Professional Services)	2,465	25.85	08/15/2009	105,383	37.8%	95	% FMV	2-5 yrs.
GSA-FTS (Government)	2,408	25.89	05/03/2009	92,992	33.3%	N/A		N/A
Carfax (Information)	$990	$26.72	11/06/2006	37,038	13.3%	100	% FMV	1-5 yrs.

(1)	Annualized rent represents base rent for as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, all leases in place in which tenants were in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(2)	Annualized rent per square foot represents annualized rent as computed above, divided by occupied net rentable square feet as of the same date.

(3)	Assumes the exercise of no renewal options and no early termination options.

(4)	Net rentable square feet includes retail and storage space, but excludes on-site parking and rooftop leases.

(5)	Represents net rentable square feet for a tenant as a percentage of total net rentable square feet at a particular property.

(6)	“FMV” means fair market value.

(7)	We have one lease with Cisco Systems at our Campus at Dulles Technology Center property. This lease provides for a staggered lease expiration schedule with respect to certain portions of the net rentable square footage associated with this lease.

(8)	Does not include a lease and an amendment with Network Solutions, LLC for 104,860 net rentable square feet at our Presidents Park I property because the rent commencement date under this lease is January 2006.

(9)	Excludes 19,215 net rentable square feet associated with a lease amendment because the commencement date for this additional space is February 2006.

(10)	Excludes 10,039 net rentable square feet associated with a lease amendment because the commencement date for this additional space is January 2006.

Option Properties

Our Operating Partnership has entered into option agreements with entities controlled by some of our executive officers and trustees that grant us the right to acquire three office properties, two of which are under construction and one of which is an undeveloped parcel of land. Each of these executive officers and trustees will benefit from any decision by us to exercise our options. We are not responsible for any of the costs associated with the development of, and do not currently own any interests in, these properties. We have options to acquire the three properties described in the table below:

		Estimated Rentable	Estimated
		Square Feet	Certificate of
Property	Location	Upon Completion	Occupancy

Properties Under Construction
The Portals III	Washington, D.C.	505,000	2nd Quarter 2006
Republic Square I	Washington, D.C.	385,000	2nd Quarter 2006
Undeveloped Parcel of Land
Republic Square II	Washington, D.C.	202,000

Total		1,092,000

We have exclusive options to acquire each of the above three option properties during the period beginning after a property receives a certificate of occupancy. The initial options for Portals III and Republic Square I expire sixty (60) days prior to the maturity date (including any extensions) of the construction loan or loans or refinanced construction loans with respect to each of our option properties. The initial option for Republic Square II, which is currently an undeveloped parcel of land, will expire at the later of sixty (60) days prior to the construction loan maturity date or thirty-six (36) months from the date construction begins. After expiration of the initial option for each property, if the owner of such property has refinanced the construction loan(s), or, if not, and the owner has not executed a contract to sell such property with one hundred-eighty (180) days of the option expiration date, or, within 360 days of the option expiration date, has not consummated a sale of such property pursuant to a contract executed during such 180 days, then we will have a second exclusive option to acquire the property on the same terms described below, which will expire on the fourth anniversary of the initial date of receipt of the certificate of occupancy. If we acquire an option property after it is 85% leased, then, subject to the approval of the majority of our independent trustees, the initial purchase price will equal, at our election, either: (1) the annualized net operating income divided by the then prevailing market capitalization rate for the option property as determined by an independent, third-party appraisal process completed immediately prior to our exercise of the option or (2) the annualized net operating income divided by 6.5%. In addition to the initial purchase price described above, an additional purchase price will be paid on an “earn-out” basis with respect to any initially unleased space that is leased during the period beginning after our purchase and ending on the earlier to occur of (1) the date the property first becomes 95% leased or (2) the second anniversary of the date of purchase of such property. We also may elect to acquire a property prior to it becoming 85% leased, but then the purchase price will be on terms and conditions to be determined by the seller and us (in each of our sole discretion); however, such an election by us must be unanimously approved by all of the independent members of our Board of Trustees. No discussions regarding the exercise of our options have taken place to date and our management does not believe the acquisition of any of our three option properties is probable as of the date of this filing.

Item 3.	Legal Proceedings

We may be party, from time to time, to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not a defendant to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common shares began trading on the New York Stock Exchange under the symbol “RPB” on December 15, 2005. The following table shows the high and low sales prices in the fourth quarter of 2005 for our common shares:

Quarter Ended	High	Low

December 31, 2005	$12.14	$12.00

Distributions

On January 13, 2006, our Board of Trustees declared a pro rata quarterly cash distribution of $0.027 per common share for the period from December 20 (IPO closing date) through December 31, 2005. The distribution was paid on February 7, 2006 to common shareholders of record on January 24, 2006. We intend to pay regular quarterly distributions to the holders of our common shares in amounts that meet or exceed the requirements to maintain our REIT qualification and to avoid corporate level taxation. We currently expect that we will be unable to pay our estimated 2006 distributions to shareholders out of cash available for distribution to our shareholders. Unless our operating cash flow increases through increased leasing at our Presidents Park properties or otherwise, we will be required to fund our 2006 distributions through borrowings under our proposed credit facility, from the disposition of properties, or to reduce such distributions. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to finalize our proposed credit facility or obtain financing on favorable terms, if at all, that we will not later reduce our estimated distributions below their current rate.

Holders

As of March 17, 2006, our transfer agent informed us that we had 133 record holders of our common shares, although there is a much larger number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Trustees approved the 2005 Omnibus Long-Term Incentive Plan and our shareholders approved this plan prior to the IPO. We filed a registration statement on Form S-8 with respect to common shares issuable under the 2005 Omnibus Long-Term Incentive Plan with the SEC on December 21, 2005. Common shares covered by the Form S-8 registration statement, including common shares issuable upon exercise of options or restricted shares, are eligible for resale without restriction under the Securities Act unless held by affiliates.

We reserved 2.5 million common shares for issuance under the plan. The plan provides for the grant of unrestricted shares, options, share appreciation rights, restricted shares, restricted share units and other equity-based awards. In connection with the IPO, we issued 243,915 shares of restricted stock to certain of our trustees, executive officers and other employees. These restricted shares vested immediately upon the closing of the IPO; however, holders are subject to a lock-up agreement that prevents the transfer of these shares prior to July 2007. The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	—	—	2,256,085
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	2,256,085

Recent Sales of Unregistered Securities

In July 2005, we issued 100 common shares to one of our executive officers in connection with our initial capitalization pursuant to a subscription agreement, for a total amount of consideration of $1,500. On December 20, 2005, in connection with our IPO and related Formation Transactions and pursuant to separate contribution, merger, management and development and related agreements, the contributors in the Formation Transactions, including certain trustees and officers of the Company, and their affiliates, contributed their direct and indirect ownership interests in certain assets to us in exchange for an aggregate of 3,962,861 common shares and 2,806,327 OP units. The aggregate value of these common shares and OP units, based on our initial public offering price of $12.00 per share, was $81.2 million. Additionally, on December 20, 2005, we granted an aggregate of 243,915 restricted common shares to our trustees, executive officers and certain employees that had an aggregate value of $2.9 million, based on our initial public offering price of $12.00 per share.

The foregoing issuances of common shares and OP units, with the exception of the restricted common share grants and the common shares related to our initial capitalization, occurred pursuant to separate agreements dated September 23, 2005. The common shares and OP units were issued in reliance upon exemptions from registration provided by either Section 4(2) or Regulation S under the Securities Act, depending on the status of the particular recipient of securities. The restricted common shares were issued in reliance upon an exemption from registration provided by Rule 701 of Regulation D.

Use of Proceeds from Registered Securities

Our initial public offering consisted of the registration and sale of 20,000,000 common shares to the public at a price or $12.00 per share, resulting in gross proceeds to us of $240.0 million and net proceeds of $223.2 million, pursuant to a registration statement (SEC File No. 333-128554) that was declared effective on December 14, 2005. In January 2006, the underwriters partially exercised their over-allotment option to purchase an additional 1,021,000 common shares at a price of $12.00 per share, resulting in additional gross proceeds to us of $12.3 million. Lehman Brothers Inc. and Bear, Stearns & Co. Inc. acted as the managing underwriters of our initial public offering.

Total underwriting discounts and advisory fees for the initial public offering and the exercise of the over-allotment option were approximately $17.7 million. Other expenses of the initial public offering and the exercise of the over-allotment option totaled $7.1 million. Taking into account all discounts, expenses and fees paid in connection with our initial public offering and the exercise of the over-allotment option, we received net proceeds of $227.5 million. The net proceeds were contributed in exchange for an approximate 88% controlling interest in our Operating Partnership. No underwriting discounts, commissions, expenses or fees were paid to any trustees, officers or affiliates, or any associates of such persons, of the company.

Uses of the net proceeds from our IPO comprise:

•	The repayment of debt related to our initial properties, including (i) approximately $60.8 million to partially repay a loan entered into in December 2004 in connection with our acquisition of the Presidents Park I, II and III properties, (ii) approximately $17.0 million to fully repay a junior loan entered into in December 2004 in connection with our acquisition of the Presidents Park I, II and III properties, (iii) approximately $46.0 million to fully repay a loan entered into in January 2004 in connection with our acquisition of the Campus at Dulles Technology Center property, (iv) approximately $31.2 million to fully repay a loan entered into in June 2005 in connection with our acquisition of the Republic Building property, and (v) approximately $2.9 million to pay fees in connection with the exit from and the assumption of certain indebtedness on our properties;

•	Payments related to our Formation Transactions, including (i) approximately $29.3 million to make payments to the partners of RKB Holding L.P., including approximately $17.7 million to repay in part a loan assumed by the Operating Partnership in the RKB Holding L.P. merger, (ii) approximately $15.9 million to pay the income tax liability assumed by the Operating Partnership in connection with the RKB Holding merger, (iii) approximately $2.1 million to make a payment to a member of the general partner of RKB Washington Property Fund I L.P., (iv) approximately $3.9 million to redeem the interests of some of the partners in RPT 1425 Investors L.P. as part of the acquisition of the Republic Building and $749,700 to pay the related tax liability we assumed, and (v) approximately $3.3 million to pay transfer taxes on the acquisition of the Republic Building; and

•	Approximately $2.8 million to provide cash awards to our trustees, trustee nominees, executive officers and certain other employees.

•	Approximately $11.6 million remains for general corporate and working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not currently have in effect a plan to repurchase our common shares in the open market. Each OP Unit (other than those owned by us) is exchangeable in accordance with our Operating Partnership’s partnership agreement for, in our sole discretion, the cash equivalent of a common share or a common share.

Item 6.	Selected Financial Data

The following table sets forth certain financial data for us and our Predecessor. Our Predecessor contributed nine of our initial 10 properties to us as part of the Formation Transactions. The historical operating results of our Predecessor include management fee expenses, as our Predecessor was not self-managed. Following the IPO, we became a self-managed REIT.

Per share data are reflected only for the period after the IPO and formation transactions. Per share data are not relevant for the historical consolidated financial statements of our Predecessor since such financial statements are a consolidated presentation of the Predecessor, a partnership and its wholly owned single-purpose entities organized as limited liability companies.

The following selected historical financial information as of December 31, 2005, 2004 and 2003 and for each of the years then ended and for the period from August 21, 2002 (inception) through December 31, 2002 was derived from the audited financial statements of us or of our Predecessor.

You should read the information below together with all of the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	The Company	The Predecessor
	Period from	Period from
	December 20, through	January 1, 2005 through	Year Ended December 31,
(Dollars in thousands, except per share amounts)	December 31, 2005	December 19, 2005	2004	2003	2002

Revenue:
Rental income	$1,589	$33,909	$26,512	$13,219	$1,863
Management and development fees	116	—	—	—	—
Expenses:
Real estate taxes	152	2,980	1,752	810	121
Property insurance	10	252	168	70	15
Property operating costs	267	6,356	4,391	1,774	166
Depreciation and amortization	579	10,594	7,512	3,355	384
Management fees	—	3,005	2,030	953	130
Management agreement write-offs	3,856	—	—	—	—
General and administrative	6,576	715	914	701	555

	11,440	23,902	16,767	7,663	1,371

Operating (loss) income	(9,735)	10,007	9,745	5,556	492
Other income and expense:
Interest income	35	173	50	15	4
Interest expense	(3,704)	(18,273)	(7,286)	(3,707)	(611)

Net (loss) income before minority interest	(13,404)	(8,093)	2,509	1,864	(115)
Minority interest	1,670	—	—	—	—

Net (loss) income	$(11,734)	$(8,093)	$2,509	$1,864	$(115)

Basic and diluted earnings (loss) per common share	$(0.47)

Weighted average common shares outstanding
Basic and diluted	25,017,524

Balance Sheet Data

	The Company	The Predecessor
	December 31,	December 31
(Dollars in thousands)	2005	2004	2003	2002

Investments in real estate, net	$448,604	$289,836	$115,660	$40,070
Total assets	520,397	317,419	125,260	42,974
Mortgage notes and loans payable	231,894	256,250	90,383	31,218
Minority interest	28,080	—	—	—
Shareholders’ equity and partners’ capital	197,330	52,615	31,109	10,051

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes. References in the discussion below to “we,” “our” “us” or “our company” refer to our predecessor, RKB Washington Property Fund I L.P. (for the periods through December 19, 2005) and refer to Republic Property Trust and its subsidiaries (for the periods after December 19, 2005).

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in Greater Washington, D.C. We also selectively seek fee-based development opportunities for all real estate classes in various geographical areas inside and outside of Greater Washington, D.C. As of December 31, 2005, we owned 10 commercial properties consisting of 21 institutional-grade office buildings. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership (“Operating Partnership”). We are the sole general partner of, and own an approximately 88% economic interest in, the Operating Partnership at December 31, 2005. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented in our financial statements as minority interests.

Republic Property Trust was formed on July 19, 2005 to acquire substantially all of the interests and assets of our predecessor, RKB Washington Property Fund I L.P. (“Predecessor”) and its affiliates and other interests from affiliated third parties. We completed our IPO on December 20, 2005. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to the Company of $240.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $223.2 million. On January 6, 2006, an additional 1,021,200 shares of common stock were sold at $12.00 per share as a result of the underwriters exercising a piece of their over-allotment option. This resulted in net proceeds of $11.4 million to the Company.

The financial statements covered in this report represent the results of operations and financial condition of our Predecessor prior to the IPO and the Formation Transactions and of our company after December 19, 2005.

We derive substantially all of our revenues from rents received from tenants under existing leases at each of our initial properties. We also generate revenue from management and development services provided to third parties based upon contracts that we obtained from related parties in connection with the Formation Transactions. As a result, our operating results depend materially on the ability of our tenants and third parties to which we provide management and development services to make required payments to us.

Our strategy is to focus on our core competencies, which are increasing the operating performance of our portfolio as well as selectively pursuing opportunities to acquire institutional quality office properties that provide us with increased cash flow. We also intend to expand our portfolio of properties by developing and subsequently acquiring institutional quality office properties, predominantly in Greater Washington, D.C. As part of this strategy, we have entered into agreements with entities affiliated with some of our executive officers and trustees granting us the option to acquire The Portals III and Republic Square I and II. The Portals III and Republic Square I are currently under construction while Republic Square II is an undeveloped parcel of land. The development of Republic Square II depends upon the successful build out and lease-up of Republic Square I and any difficulties encountered may affect our growth. We believe our growth is dependent upon our ability to acquire these three option properties. Our ability to acquire these properties, however, is subject to several risks and uncertainties, including the risk that one or more of the properties is not ultimately constructed, that the option is terminated upon a change in control and that our independent trustees do not approve our acquisition of one or more of the option properties.

As a result of the concentration of properties we own in the Greater Washington D.C. area, we are exposed to greater economic risk than if we owned a more geographically diverse portfolio of properties, and our operations and financial condition may be negatively affected by adverse actual or perceived trends that affect the market for commercial real estate in Greater Washington, D.C. Leases representing approximately 7.1% of the net rentable square feet at our initial properties will expire before December 31, 2006, assuming no exercise of early termination rights. Our ability to operate our portfolio profitably depends, in large part, on our management’s ability to re-lease space at our properties to existing tenants at current or increased rental rates and to identify, attract and negotiate leases with new tenants. We expect to incur substantial costs in the near future in order to renew or re-lease space at our properties. In particular, we expect to incur additional costs associated with:

•	required renovations of tenant space;

•	tenant improvements and allowances; and

•	leasing commissions.

Property Portfolio

Predecessor Properties.  Our Predecessor, which was formed in August 2002 for the purpose of making investments in Greater Washington, D.C. commercial real estate, contributed nine of our 10 properties to us as part of the Formation Transactions. Our Predecessor acquired its initial two properties in September 2002 and subsequently acquired two properties in 2003 and five additional properties during the course of 2004.

Each of the below properties were contributed to us by our Predecessor.

Property Name	Date of Acquisition

Corporate Pointe IV	September 1, 2002
Pender Business Park	September 23, 2002
Lakeside I and II	May 13, 2003
WillowWood III and IV	June 13, 2003
Campus at Dulles Technology Center	January 26, 2004
Corporate Oaks	August 20, 2004
Presidents Park I	December 29, 2004
Presidents Park II	December 29, 2004
Presidents Park III	December 29, 2004

The Republic Building.  We acquired the Republic Building on December 20, 2005, from RPT 1425 Investors L.P. (“RPT 1425”), a partnership which had acquired the Republic Building in June 2005. Certain members of our senior management were partners in RPT 1425. The consideration we paid to acquire the Republic Building was $154.8 million, comprising of stock, OP units, cash, and $133.9 million of assumed indebtedness at fair value, $31.2 million of which was repaid at the closing with proceeds from the IPO.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates, judgments and assumptions. In the event estimates, judgments or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Revenue Recognition — Rental income is recognized over the terms of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate. For lease agreements that provide for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options. Recognition of rental income commences when control of the space has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We did not record an allowance for doubtful accounts at December 31, 2005 and 2004.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes. The reimbursements are included in rental income on the statements of operations. Included in the rents and other receivable balance in the accompanying consolidated balance sheets is accrued rental income, recognized on a straight-line basis, in excess of rents received. In addition, rental income includes the amortization of acquired lease intangibles recognized on a straight-line basis.

We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage of completion basis.

Income Taxes — We will elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2005. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we are not generally required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our shareholders.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have jointly elected with Republic Property TRS, LLC, (the “TRS”) a 100% owned subsidiary of our Operating Partnership, to treat it as a taxable REIT subsidiary of ours. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for the period from December 20, 2005 to December 31, 2005 as the TRS did not incur taxable income for that period.

The Predecessor, which was a limited partnership, was not subject to U.S. federal income taxes. Results of operations of the Predecessor are included proportionately in the federal income tax returns of the individual partners; therefore, no provision for federal income taxes is included in the accompanying financial statements for periods prior to the IPO.

Deferred Charges — Deferred financing costs, leasing costs and acquired third-party management and development agreements are included in other assets in the accompanying consolidated balance sheets. Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Leasing costs, which are fees and costs incurred in the successful negotiations of leases, are deferred and amortized over the terms of the related leases on a straight-line basis. Other deferred charges are amortized over terms appropriate to the expenditure.

Investment in Real Estate — Income-producing properties are recorded at cost, including the external direct costs of the acquisitions. The cost of income-producing properties is allocated among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements for the income-producing properties that extend their useful life are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their relative fair values, in accordance with Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components as applicable — (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Cost); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Net Lease Intangible); and (4) the value, if any, of customer relationships, determined based on management’s evaluation of the specific characteristics of each tenant’s lease and the overall relationship with the tenant (referred to as Customer Relationship Value). The amounts used to calculate Tenant Origination Cost, Leasing Commissions and Net Lease Intangible are discounted using an interest rate that reflects the risks associated with the leases acquired. Tenant Origination Costs are included in commercial office buildings and improvements on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Net Lease Intangible assets and liabilities are classified as other assets and liabilities and are amortized on a straight-line basis as decreases and increases, respectively, to Rental Revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Net Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively. We include the remaining components, leasing commissions and net lease intangible, in prepaid expenses and other assets on our consolidated balance sheets.

Evaluation of Asset Impairment — We record impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of the assets on a property basis. We did not recognize any property impairments in the financial statements included elsewhere in this Annual Report.

Results of Operations

Our results of operations for year ended December 31, 2005 include the results of our Predecessor from January 1, 2005 through December 19, 2005 and the results of Republic Property Trust for December 20, 2005 through December 31, 2005. The results of operations for the years ended December 31, 2004 and 2003 reflect the operating results of our Predecessor, which indirectly owned 100% interests in nine of the 10 office properties prior to our IPO and Formation Transactions. The historical operating results of our Predecessor include management expenses, as our Predecessor was not self-managed, but do not include any management or development fee revenue that we now receive from contracts contributed to us in connection with the Formation Transactions.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

				Change	Change
				Resulting	Resulting
				from	from
	December 31,	December 31,		Additional	IPO	Remaining
(Dollars in thousands)	2005	2004	Variance	Properties	Transactions	Variance

Revenue
Rental income	$31,676	$23,963	$7,713	$8,006	$—	$(293)
Tenant reimbursements	3,340	2,217	1,123	1,038	—	85
Management and development fees	116	—	116	—	—	116
Other	482	332	150	126	—	24

Total revenue	35,614	26,512	9,102	9,170	—	(68)
Expenses
Property operations	6,623	4,391	2,232	2,332	—	(100)
Real estate taxes	3,132	1,752	1,380	1,340	—	40
Property insurance	262	168	94	94	—	—
Management fees	3,005	2,030	975	278	—	697
Management agreement write-offs	3,856	—	3,856	—	3,856	—
Depreciation and amortization	11,173	7,512	3,661	4,076	—	(415)
General and administrative	7,291	914	6,377	98	5,662	617

Total operating expenses	35,342	16,767	18,575	8,218	9,518	839
Interest income and expense, minority interest
Interest income	208	50	158	98	—	60
Interest expense	(21,977)	(7,286)	(14,691)	(11,453)	(3,278)	40
Minority interests	1,670	—	1,670	(6)	1,594	82

Net (loss) income	$(19,827)	$2,509	$(22,336)	$(10,409)	$(11,202)	$(725)

The changes resulting from additional properties detailed above are primarily the result of 2005 activity, including increased occupancy at Presidents Park I, II and III (acquired in December 2004); a full year of activity for Campus at Dulles Technology Center and Corporate Oaks, which were acquired in January and August 2004, respectively; and a partial month of activity for the Republic Building, which was acquired in December 2005. Management fee expense also increased due to increased asset management fees paid by our Predecessor related to the above-mentioned acquisitions. These fees were terminated on December 19, 2005.

General and administrative expenses increased as a result of audit fees relating to our 2005 year end audit and recruiting fees, salaries and payroll taxes associated with the recruitment of new employees in anticipation of the IPO. We also incurred as part of our IPO a charge of $5.7 million consisting of $2.8 million in cash awards and related payroll taxes and a $2.9 million non-cash stock related compensation expense.

In connection with our IPO, we wrote-off $3.9 million in management agreements relating to our initial properties. As these contracts relate to the management of properties we own following the completion of the Formation Transactions and the IPO, these management agreements relating to our portfolio will not generate any revenue for us on a going-forward basis and therefore the contracts do not qualify as assets.

In addition, we are amortizing as intangible assets the acquisition costs associated with the management and development service agreements contributed for OP units relating to third-party properties. The fair value of these contracts, which total approximately $1.9 million based on their projected probability-weighted net cash flows and valuation assumptions consistent with market conditions, have been recorded as intangible assets. We amortize the development service contracts as the services are provided in the future using a pattern that reflects the economic benefits to be received, which in this instance is in proportion to the anticipated revenue on these contracts and which is estimated to be 1.5 years. We amortize intangible assets recorded for management contracts as the services are provided in the future on a straight-line basis over a period of 2.2 years which is consistent with the assumptions used in determining their fair value and the assumptions used concerning the estimated period of renewals. The amortization of these intangibles is expected to be approximately $900,000 for the fiscal year ended December 31, 2006.

Interest expense increased more than rental income during the twelve months ended December 31, 2005, as compared to 2004, due primarily to our leveraged acquisition of Presidents Park I and II in December 2004, which had an occupancy rate of only approximately 20.3% at the time of acquisition. Concurrently with the closing of our IPO, we incurred costs of $2.1 million on the extinguishment of certain subordinated debt on the Dulles Technology Center, Presidents Park I, II and III and Republic Building properties, and we also incurred costs of $1.2 million associated with the assumption of debt for Pender, Lakeside, WillowWood III and IV and Corporate Oaks IV, which were contributed to our Operating Partnership. Aside from items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Set forth below is a summary of the condensed consolidated financial information for our Predecessor for the years ended December 31, 2004 and December 31, 2003:

					Change
					Resulting
					from
					Additional
					Properties	Remaining
			Variance		Acquired	Variance

	December 31,	December 31,
(Dollars in thousands)	2004	2003	%	$

Revenue
Rental income	$23,963	$12,054	99%	$11,909	$11,904	$5
Tenant reimbursements	2,217	985	125	1,232	1,159	73
Other	332	180	84	152	139	13

Total revenue	26,512	13,219	101	13,293	13,202	91
Expenses
Property operations	4,391	1,774	148	2,617	2,565	52
Real estate taxes	1,752	810	116	942	945	(3)
Insurance	168	70	140	98	77	21
Management fees	2,030	953	113	1,077	419	658
Depreciation and amortization	7,512	3,355	124	4,157	4,104	53
General and administrative	914	701	30	213	50	163

Total operating expenses	16,767	7,663	119	9,104	8,160	944
Interest income and expense
Interest income	50	15	233	35	10	25
Interest expense	(7,286)	(3,707)	97	(3,579)	(3,578)	(1)

Net income	$2,509	$1,864	35%	$645	$1,474	$(829)

The variances detailed above are primarily the result of our predecessor’s acquisition of Campus at Dulles Technology Center, Corporate Oaks, and Presidents Park I, II and III in January, August and December 2004, respectively, and a full year of activity for the Lakeside I and II and WillowWood III and IV properties, which were acquired in May and June 2003, respectively, each as set forth in the “Change Resulting From Additional Properties Acquired” column above. Management fees also increased due to increased asset management fees paid by our Predecessor totaling $600,000 related to the above-mentioned acquisitions during the year ended December 31, 2004. General and administrative expenses increased as a result of an increase in establishment and organization expenses paid by the Fund during the year ended December 31, 2004.

Liquidity and Capital Resources

	December 31,	December 31,	December 31,
(Dollars in thousands)	2005	2004	2003

Net (loss) income	$(19,827)	$2,509	$1,864
Net cash (used in) provided by operating activities	(3,566)	10,600	5,797
Net cash (used in) investing activities	(11,975)	(181,258)	(80,489)
Net cash provided by financing activities	36,593	170,923	76,186
Cash and cash equivalents at end of period	23,127	2,075	1,810

As of December 31, 2005, we had approximately $23.1 million in available cash and cash equivalents primarily attributable to the distribution of proceeds received from our IPO in December 2005. During 2006, we anticipate using a portion of these funds to settle obligations relating to the IPO, including approximately $16.6 million in tax liabilities assumed in connection with the formation transactions ($13.0 million of which was paid in March 2006. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital. We currently expect that we will be unable to pay our estimated 2006 distributions to shareholders out of cash available for distributions. Unless our cash flow increases through increased leasing at our Presidents Park properties, from the disposition of properties or otherwise, we will be required to fund distributions using the proposed KeyBank credit facility or to reduce such distributions.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Cash and cash equivalents were $23.1 million as of December 31, 2005 and $2.1 million as of December 31, 2004.

Net cash (used in) provided by operating activities decreased by $14.2 million to $3.6 million used in operating activities for the year ended December 31, 2005 compared to $10.6 million provided by operating activities for the year ended December 31, 2004. The decrease was primarily the result of a decrease in net income, offset by non-cash one-time offering related expenses and an increase in depreciation and amortization, with the remaining decrease relating to the net change in operating assets and liabilities.

Net cash (used in) investing activities decreased by $169.3 million to $12.0 million for the year ended December 31, 2005 compared to $181.3 million for the year ended December 31, 2004. The cash portion of the December 2005 acquisition of the Republic Building, our only acquisition in 2005, was paid in 2006.

Net cash provided by financing activities decreased by $134.3 million to $36.6 million for the year ended December 31, 2005 compared to $170.9 million for the year ended December 31, 2004. The decrease primarily resulted from (a) the decrease in the incurrence of debt of $156.2 million due primarily to the acquisitions of Campus at Dulles Technology Center, Corporate Oaks, and Presidents Park during the year ended December 31, 2004; (b) an increase in principal repayments of debt of $161.2 million due primarily to principal repayments on the Campus at Dulles Tech and Presidents Park debt during the year ended December 31, 2005; (c) cash paid to redeem partner interest in the Predecessor of $31.4 million and offering costs of $3.2 million incurred during the year ended December 31, 2005; and (d) a decrease in contributions from partners of $14.4 million and an increase in distributions to partners of $1.3 million; offset by (e) net proceeds of the initial public offering of $223.2 million received during the year ended December 31, 2005 and (f) decreases in payments of loan costs, placement fees and restricted cash requirements of $10.2 million.

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Cash and cash equivalents were $2.1 million as of December 31, 2004 and $1.8 million as of December 31, 2003.

Net cash provided by operating activities increased by $4.8 million to $10.6 million for the year ended December 31, 2004 compared to $5.8 million for the year ended December 31, 2003 primarily due to the additional income from property acquisitions in 2004 and 2003.

Net cash used in investing activities increased by $100.8 million to $181.3 million for the year ended December 31, 2004 compared to net cash used by investing activities of $80.5 million for the year ended December 31, 2003. The increase was due to the increased amount of property acquisitions in 2004 versus 2003.

Net cash provided by financing activities increased by $94.7 million to $170.9 million for the year ended December 31, 2004 compared to $76.2 million of cash provided by financing activities for the year ended December 31, 2003. The increase primarily resulted from (a) an increase in the incurrence of debt of $100.0 million due to the increasing amount of property acquisitions in 2004, as compared to 2003 (b) an increase in contributions from owners of $3.4 million offset by distributions to owners which increased by $4.0 million; offset by (c) increases in payment of loan costs and restricted cash requirements of $5.0 million.

Credit Facility

On March 1, 2006, the Operating Partnership’s commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc. and RKB Washington Property Fund I, L.P., in connection with a proposed $150.0 million senior secured revolving credit facility, terminated in accordance with its terms. As part of the initial commitment letter the Company had a deposit of $720,000 at December 31, 2005. In connection with the termination of the commitment, the Company will record in 2006 an expense to the extent such deposit is not recovered.

On March 3, 2006, we obtained a commitment to establish a three-year $150.0 million senior secured revolving credit facility from KeyBank National Association (“KeyBank”), as administrative agent, and KeyBank Capital Markets with an option to increase the amount of the credit facility by up to $100.0 million and with a one-year extension at the election of the Operating Partnership. We expect to close on this credit facility prior to the expiration date. While we have not executed definitive documentation in connection with this credit facility, we anticipate that this proposed credit facility will contain financial and other covenants, including coverage ratios and other limitations on our ability to incur indebtedness, sell certain of our assets and engage in mergers and consolidations and that these covenants could restrict our ability to engage in transactions that would be otherwise in our best interests. Failure to comply with any of the covenants could result in a default under our proposed credit facility and may cause the lenders under this credit facility to accelerate the timing of the repayment of this indebtedness, which could adversely affect our financial condition, liquidity and results of operations. The commitment will expire on May 8, 2006.

On March 22, 2006, our Operating Partnership entered into a Purchase and Sale Agreement with SMII Fairfax LLC to acquire the fee interest in WillowWood I and II for $66.0 million. We expect to fund the transaction with proceeds from a new mortgage financing and the proposed KeyBank revolving line of credit, which is expected to close prior to the closing of the Purchase and Sale Agreement. If we do not close on the proposed KeyBank credit facility, we will have to seek alternative sources of capital or not buy the properties.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe these requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•	maintenance capital expenditures necessary to properly maintain our properties;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	future distributions paid to our shareholders.

We expect to meet our short-term liquidity needs through existing working capital and cash provided by operations and, if necessary, from borrowings under our proposed credit facility.

There are a number of factors that could adversely affect our cash flow. An economic downturn in Greater Washington, D.C. may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in overall vacancy rates or decline in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

We incur capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and other non-revenue enhancing capital expenditures. We incurred $285,546 in capital expenditures during the twelve months ended December 31, 2005. We expect to incur approximately $550,000 in capital expenditures for the twelve months ended December 31, 2006. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures for the next twelve months.

We believe that we are organized so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. A REIT’s taxable income is generally reduced by all or a portion of our distributions paid to shareholders. We believe that our existing working capital, cash provided by operations and, if necessary, funds provided by our proposed credit facility will be sufficient to allow us to pay distributions necessary to maintain our REIT qualification and to avoid corporate level taxation.

Long-Term Liquidity Requirements

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations and other capital expenditures at our properties, and the costs associated with acquisitions of properties we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations and long-term property mortgage indebtedness. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders.

We also may issue equity to raise additional capital. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

We do not expect that we will have sufficient funds on hand to cover these long-term liquidity requirements and we will be required to satisfy these requirements through additional borrowings, including borrowings under our proposed credit facility, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions. If we are unable to raise sufficient funds, we may be required to reduce our distributions to shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K.

Indebtedness Outstanding

As of December 31, 2005 we had approximately $231.9 million of consolidated long-term indebtedness. Our consolidated indebtedness consists principally of non-recourse mortgages secured by our Corporate Pointe IV, Pender Business Park, Lakeside I and II, WillowWood III and IV, Corporate Oaks, Republic Building and Presidents Park I, II and III properties.

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2005.

			Annual
	Interest	Principal	Debt	Maturity	Balance at
(Dollars in thousands)	Rate (1)	Amount	Service (2)	Date (3)	Maturity

Corporate Pointe IV	7.3%	$9,472	$815	5/2011	$8,740
Pender Business Park	5.8%	20,638	1,514	10/2009	19,386
Lakeside I and II	4.6%	19,500	897	6/2008	19,500
WillowWood III and IV	4.5%	40,000	1,800	6/2008	40,000
Corporate Oaks	6.0%	6,610	529	1/2014	5,211
Republic Building (4)	5.7%	102,674	5,447	7/2012	105,770
Presidents Park I, II and III (5)	5.4%	33,000	1,779	6/2006	33,000

Total Debt		$231,894	$12,781		$231,607

(1)	The weighted average interest rate of our debt is 5.4%.

(2)	Annual debt service includes payments made for principal and interest.

(3)	Maturity date represents the date on which the principal amount is due and payable, assuming no payment has been made in advance of the maturity date.

(4)	Loan assumed with principal amount of $105.8 million and a 5.15% stated interest rate. The loan was recorded at $3.1 million discount, reflecting an estimated 5.7% market interest rate.

(5)	Loan bears interest at the rate of LIBOR plus 1%. As discussed above, we have a commitment from KeyBank to establish a line of credit and intend to close on such line of credit prior to June 1, 2006 and payoff the Presidents Park Loan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

(Dollars in thousands)
					Subsequent
Contractual Obligations	Total	2006	2007-2008	2009-2010	to 2010

Long-term debt (1)	$288,324	$44,446	$79,856	$34,197	$129,825
Redevelopment and tenant-related capital (2)	$6,068	$6,068	$—	$—	$—
Operating leases (3)	$—	$—	$—	$—	$—

(1)	These amounts include obligations for payment of both principal and interest. For loans that bear interest at variable rates, we used the one-month LIBOR as of December 31, 2005.

(2)	These amounts reflect obligations on executed contracts and executed leases in place as of December 31, 2005, excluding those amounts for which escrowed funds are held by lender.

(3)	We entered into a one year lease for office space at The Portals I. The lease requires monthly payments of $6,638.

Related Party Transactions

Contribution of Management and Development Services by Republic Properties Corporation — In connection with the Formation Transactions, we have entered into agreements with Republic Properties Corporation (“RPC”) pursuant to which RPC directly or indirectly contributed certain management, leasing and real estate development operations to our Operating Partnership. The assets contributed include agreements to provide management services for the 10 properties that are included in our portfolio, agreements to provide fee-based development and management services with respect to two of the Option Properties (Republic Square I and II), an agreement to provide fee-based development services to the City of West Palm Beach in connection with the City Center project and other assets that are used by the Operating Partnership in connection with the performance of these services.

The development fees to be paid to the Company with respect to Republic Square I are based on the remaining development fees scheduled to be paid pursuant to the development agreement that was assigned to us upon completion of the IPO and the Formation Transactions. The development agreement provides for the payment of a total development fee of $3.5 million, approximately $2.0 million of which had been earned by RPC for development services provided through December 19, 2005. The development fee payable to us with respect to Republic Square II equals 3% of the development costs, which are calculated net of land acquisition, interest and loan expenses, and cash concessions to tenants. The fee for managing Republic Square I and II, in advance of any exercise of our option to acquire these properties, will equal 1% of the gross revenues of each property and a payment to cover the cost of corporate and property labor and overhead for providing these services.

The agreements providing for management and development services to Republic Square I and II and the City Center project in the City of West Palm Beach and certain other assets associated with management and development activities have been contributed by the Operating Partnership to TRS.

Outsourcing of Management and Development Services for The Portals Properties — Messrs. Kramer and Grigg and RPC, each general partners of Portals Development Associates Limited Partnership, or PDA, have certain rights to provide management and development services and currently receive fees from PDA in connection with providing management and development services to a group of properties and parcels of land in the District of Columbia known as The Portals, which consists of two completed office buildings, The Portals I and II, and three development properties, The Portals III, IV and V (“The Portals Properties”). Currently, The Portals III, one of our Option Properties, is under construction and The Portals IV and V are undeveloped parcels of land. The terms of the PDA partnership agreement provide that any fee amounts earned but unpaid are accumulated as internal preferences with respect to future partnership distributions. In connection with the Formation Transactions, we entered into agreements with Messrs. Kramer and Grigg and RPC, to provide:

•	management services to The Portals I and II, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services;

•	development services to The Portals III, in exchange for a fee equal to 3% of the remaining development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants;

•	development services to The Portals IV and V, in exchange for a fee equal to 3% of the development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants; and

•	management services to The Portals III, IV and V, when completed, and in the case of The Portals III in advance of any exercise by us of our option to acquire The Portals III, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services;

•	certain asset management services to PDA, including, but not limited to, the arrangement of financing and the administration of loans, the oversight of partnership books and records, the preparation of quarterly distributions, certain accounting, bookkeeping and other administrative services with respect to The Portals Properties, and the preparation of documents in connection with the annual audit and tax return of PDA in exchange for an annual payment of $1.1 million.

These fees will be payable to us on a monthly basis. These fees represent only a portion of (and will be payable out of) the management and development fees that will continue to be payable to Messrs. Kramer and Grigg and Republic Properties Corporation through PDA, which include, among other items:

•	a development fee equal to 5% of all development costs;

•	a construction management fee equal to 5% of all direct costs of construction (of which 1/8th is payable to East Coast Development Corporation, the unaffiliated general partner);

•	a management fee equal to 5% of gross rental receipts; and

•	a leasing fee equal to 3% of the gross rental receipts, which may be reduced by up to 2% to the extent unaffiliated brokers or leasing agents are engaged to perform leasing services.

The fees described above, which are payable to Messrs. Kramer and Grigg and Republic Properties Corporation (out of which a portion will be payable to us), are payable only out of net cash flow and net refinancing and sale proceeds realized by PDA that are available for distribution. The portion of the fees payable to us are due on a monthly basis and will be paid on a priority basis prior to payment of the remaining balance of such fees to Messrs. Kramer and Grigg and Republic Properties Corporation.

During the period from December 20, 2005 through December 31, 2005, we recorded fee revenues of $116,120 in respect of the management and development services described above.

Option Properties — We have entered into agreements with entities in which Messrs. Kramer, Grigg and Keller and their affiliates have ownership interests that grant us options to acquire The Portals III and Republic Square I and II. The purchase price for these three properties, if we exercise our options, is payable in primarily OP units, as well as the assumption of indebtedness. In connection with any exercise of our options to purchase these properties, Messrs Kramer, Grigg, Keller and their affiliates and Republic Properties Corporation will receive consideration only in the form of OP units. In connection with the option properties, we have agreed with the property owners that if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, we will indemnify the direct and indirect owners for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of the reimbursement payment). Although it may be in our shareholders’ best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

Inflation

Most of our office leases provide for tenants to reimburse us for increases in real estate taxes and operating expenses related to the leased space at the applicable property. In addition, many of the leases provide for increases in fixed base rent. We believe that inflationary increases in our expenses may be partially offset by the contractual rent increases and expense reimbursements as described above.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted SFAS No. 123R during the fourth quarter of 2005 and the adoption did not have a material effect on our results of operation and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in the market prices and interest rates.

Market Risk Related to Debt

Based on the level of fixed rate debt outstanding at December 31, 2005, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $8.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $8.9 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $16.3 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $18.2 million.

Our only variable rate debt obligation outstanding is the non-recourse loan at Presidents Park. Based on the level of variable rate debt outstanding at December 31, 2005, a 100 basis point change in interest rates would result in an annual impact to earnings of approximately $330,000. A 200 basis point change in interest rates would result in an annual impact to earnings of approximately $660,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements included in this Annual Report on Form 10-K include the results of operations of our Predecessor, RKB Washington Property Fund I L.P. through December 19, 2005 and of Republic Property Trust for the period from December 20, 2005 (the date of our initial public offering) through December 31, 2005.

Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets of the Company as of December 31, 2005 and of the Predecessor as of December 31, 2004	54
Consolidated Statements of Operations of the Company for the period from December 20, 2005 through December 31, 2005 and for the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the years ended December 31, 2004 and 2003	55
Consolidated Statements of Shareholders’ Equity and Partners’ Capital for the Company for the period from December 20, 2005 through December 31, 2005 and for the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the years ended December 31, 2004 and 2003	56
Consolidated Statements of Cash Flows of the Company for the period from December 20, 2005 through December 31, 2005 and for the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the years ended December 31, 2004 and 2003	57
Notes to Consolidated Financial Statements	58
Supplemental Schedule — Schedule III — Real Estate and Accumulated Depreciation	77

REPUBLIC PROPERTY TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
Republic Property Trust

We have audited the accompanying consolidated balance sheet of Republic Property Trust (the “Company”) as of December 31, 2005, and the consolidated balance sheet of RKB Washington Property Fund I L.P. (the “Predecessor”), as defined in Note 1, as of December 31, 2004 and the related consolidated statements of operations, changes in partners’ capital and shareholders’ equity, and cash flows for the period from January 1, 2005 through December 19, 2005 (representing the Predecessor), and for the period from December 20, 2005 through December 31, 2005 (representing the Company), and for the years ended December 31, 2004 and December 31, 2003 (representing the Predecessor). Our audits also include the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Property Trust at December 31, 2005 and the consolidated financial position of RKB Washington Property Fund I, L.P. at December 31, 2004, and the consolidated results of their operations and their cash flows for the period from January 1, 2005 through December 19, 2005 (representing the Predecessor), and for the period from December 20, 2005 through December 31, 2005 (representing the Company), and for the years ended December 31, 2004 and December 31, 2003 (representing the Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
March 22, 2006

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Balance Sheets
As of December 31, 2005 and 2004

	The Company	The Predecessor
(Dollars in thousands)	December 31, 2005	December 31, 2004
ASSETS
Investment in real estate:
Land	$83,600	$46,600
Commercial office buildings and improvements	384,490	252,899

	468,090	299,499
Less: accumulated depreciation and amortization	(19,486)	(9,663)

	448,604	289,836
Cash and cash equivalents	23,127	2,075
Marketable securities	10,004	—
Restricted cash	9,386	7,954
Rents and other receivables	5,301	2,113
Prepaid expenses and other assets	23,975	15,441

Total assets	$520,397	$317,419

LIABILITIES AND SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$231,894	$256,250
Intangible lease liabilities	20,886	3,324
Taxes payable	16,604	—
Accounts payable and accrued liabilities	15,127	2,208
Acquisition payables	7,204	—
Tenant security deposits	2,267	2,080
Advance rents	1,005	942

Total liabilities	294,987	264,804

Minority interest — operating partnership	28,080	—

Shareholders’ Equity and Partners’ Capital
Partners’ capital	—	52,615
Preferred stock, par value $0.01, 40,000,000 shares authorized, none issued and outstanding in 2005	—	—
Common stock, par value $0.01, 200,000,000 shares authorized, 25,017,524 shares issued and outstanding in 2005	250	—
Additional paid-in capital	208,814	—
Accumulated deficit	(11,734)	—

Total Shareholders’ Equity and Partners’ Capital	197,330	52,615

Total Liabilities and Shareholders’ Equity and Partners’ Capital	$520,397	$317,419

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

	The Company	The Predecessor
	Period from	Period from
	December 20, 2005	January 1, 2005	Year Ended
	through December 31,	through December 19,	December 31
(Dollars in thousands except per share amounts)	2005	2005	2004	2003

Revenue:
Rental income	$1,589	$33,909	$26,512	$13,219
Management and development fees	116	—	—	—

Total operating revenue	1,705	33,909	26,512	13,219
Expenses:
Real estate taxes	152	2,980	1,752	810
Property insurance	10	252	168	70
Property operating costs	267	6,356	4,391	1,774
Depreciation and amortization	579	10,594	7,512	3,355
Management fees	—	3,005	2,030	953
Management agreement write-offs	3,856	—	—	—
General and administrative	6,576	715	914	701

Total operating expenses	11,440	23,902	16,767	7,663

Operating (loss) income	(9,735)	10,007	9,745	5,556
Other income and expense:
Interest income	35	173	50	15
Interest expense	(3,704)	(18,273)	(7,286)	(3,707)

Total other income and expense	(3,669)	(18,100)	(7,236)	(3,692)

Net (loss) income before minority interest	(13,404)	(8,093)	2,509	1,864
Minority interest	1,670	—	—	—

Net (loss) income	$(11,734)	$(8,093)	$2,509	$1,864

Basic and diluted earnings (loss) per common share	$(0.47)

Weighted average common shares outstanding
basic and diluted	25,017,524

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Shareholders’ Equity and Partners’ Capital
For the Years Ended December 31, 2005, 2004 and 2003

			Additional
	Common Shares		Paid-in	Accumulated	Partners’
(Dollars in thousands)	Number	Amount	Capital	Deficit	Capital	Total

THE PREDECESSOR
Balance at January 1, 2003	—	$—	$—	$—	$10,051	$10,051
Capital contributions	—	—	—	—	23,693	23,693
Distributions to partners	—	—	—	—	(3,511)	(3,511)
Equity placement fees	—	—	—	—	(988)	(988)
Net income	—	—	—	—	1,864	1,864

Balance at December 31, 2003	—	—	—	—	31,109	31,109
Capital contributions	—	—	—	—	27,090	27,090
Distributions to partners	—	—	—	—	(7,512)	(7,512)
Equity placement fees	—	—	—	—	(581)	(581)
Net Income	—	—	—	—	2,509	2,509

Balance at December 31, 2004	—	—	—	—	52,615	52,615
Capital contributions	—	—	—	—	12,732	12,732
Distributions to partners	—	—	—	—	(8,874)	(8,874)
Net loss	—	—	—	—	(8,093)	(8,093)

Balance at December 19, 2005	—	—	—	—	48,380	48,380
THE COMPANY
Reclassify Predecessor’s Partners’ Capital and redemption of Partners’ interest	3,962,861	40	10,001	—	(48,380)	(38,339)
Initial capitalization	100	—	2	—	—	2
Gross proceeds from sale of common shares	20,000,000	200	239,800	—	—	240,000
Issuance of restricted shares	243,915	2	2,924	—	—	2,926
Issuance of common shares for acquisition of Republic Building	810,648	8	9,720	—	—	9,728
Offering costs	—	—	(23,883)	—	—	(23,883)
Adjustment to minority interest in Operating Partnership	—	—	(29,750)	—	—	(29,750)
Net loss	—	—	—	(11,734)	—	(11,734)

Balance at December 31, 2005	25,017,524	$250	$208,814	$(11,734)	$—	$197,330

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	The Company	The Predecessor
	Period from	Period from
	December 20, 2005	January 1, 2005
	through December 31,	through December 19,	Year Ended December 31
(Dollars in thousands)	2005	2005	2004	2003

Operating activities:
Net (loss) income	$(11,734)	$(8,093)	$2,509	$1,864
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interest	(1,670)	—	—	—
Stock awards	2,927	—	—	—
Management agreements write-off	3,856	—	—	—
Depreciation and amortization	579	10,594	7,512	3,355
Amortization of loan costs	461	2,179	550	144
Other	13	—	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(240)	(1,769)	(785)	(1,155)
Prepaid expenses and other assets	169	(1,786)	(648)	(473)
Accounts payable and accrued expenses	663	47	511	1,316
Advance rents	(303)	360	496	371
Tenant security deposits	—	181	455	375

Net cash (used in) provided by operating activities	(5,279)	1,713	10,600	5,797

Investing activities
Investment in real estate and intangibles	—	—	(180,212)	(80,139)
Net cash from acquisitions	53	—	—	—
Purchase of property and equipment	—	(2,024)	(1,046)	(350)
Investment in marketable securities	(10,004)	—	—	—

Net cash used in investing activities	(9,951)	(2,024)	(181,258)	(80,489)

Financing activities
Net proceeds of initial public offering of common stock	223,200	—	—	—
Payment of offering costs	(3,152)	—	—	—
Initial capitalization	2	—	—	—
Payment for Predecessor interests	(31,435)	—	—	—
Issuance of debt	—	3,319	159,500	59,500
Principal repayments of debt	(155,026)	(6,553)	(413)	(335)
Deferred financing costs	—	(720)	(2,816)	(786)
Decease (increase) in restricted cash	1,809	1,291	(4,345)	(1,386)
Contributions from partners	—	12,732	27,090	23,692
Equity placement fees	—	—	(581)	(988)
Distributions to partners	—	(8,874)	(7,512)	(3,511)

Net cash provided by financing activities	35,398	1,195	170,923	76,186

Net increase in cash and cash equivalents	20,168	884	265	1,494
Cash and cash equivalents at beginning of period	2,959	2,075	1,810	316

Cash and cash equivalents at end of period	$23,127	$2,959	$2,075	$1,810

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$354	$15,820	$6,360	$3,458

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003

1.	Organization and description of business

Republic Property Trust (“we”, “us” or the “Company”) was formed on July 15, 2005, is headquartered in Washington, D.C., and is a fully integrated, self-administered and self-managed Maryland real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market. We also selectively seek fee-based development opportunities for all real estate classes in various geographic areas inside and outside of Greater Washington, D.C.

As of December 31, 2005, we owned 10 commercial properties consisting of 21 institutional-grade office buildings. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership (“Operating Partnership”). The Company is the sole general partner of, and owns an approximate 88% interest in, the Operating Partnership at December 31, 2005. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.

We completed our initial public offering of common stock (the “IPO”) on December 20, 2005. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to the Company of $240.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $223.2 million. On January 6, 2006, an additional 1,021,200 shares of common stock were sold at $12.00 per share as a result of the underwriters exercising a portion of their over-allotment option. This resulted in net proceeds of $11.4 million to the Company.

Concurrent with the closing of the IPO, the Company entered into various Formation Transactions. The Company had no significant operations prior to the consummation of the IPO and the Formation Transactions. The financial statements covered in this report represent the results of operations and financial condition of RKB Washington Property Fund I L.P. (the “Predecessor”) prior to the IPO and the Formation Transactions and of the Company thereafter.

The Formation Transactions included the issuance of 3,962,861 common shares, 2,806,327 Operating Partnership units (“OP units”) and cash of $31.4 million for the owners’ interests in the Predecessor. As these transactions were not substantive in nature, the assets and liabilities of the Predecessor are accounted for on a historical cost basis. Also in connection with the Formation Transactions, on December 20, 2005, we acquired a 100% interest in the Republic Building and received the contributions of the development and management agreements of certain properties, which are reflected at fair value in the accompanying consolidated financial statements.

RKB Holding L.P., a Delaware limited partnership with no independent operations other than its role as a limited partner of the Predecessor, merged with and into our Operating Partnership, and the partners of RKB Holding L.P. (“RKB”) received, based on a previous election made by each such partners, common shares and cash, net of costs and taxes, for their interests in the Predecessor. In connection with the merger, our Operating Partnership assumed all of the obligations of RKB, including a loan which was repaid at closing made by RKB Finance L.P., a company affiliated with RKB formed to facilitate the investment by certain non-U.S. investors in the Predecessor and a tax liability of $15.9 million. The consideration paid by the Operating Partnership in the merger was reduced by the amount of this tax liability.

The Company entered into options to acquire certain properties with entities affiliated with some of our executive officers and trustees. To date, no discussions regarding the exercise of these options have taken place with the independent members of the Company’s board of trustees (the approval of whom is required to

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

approve exercise of these options), which will occur only after the properties have reached a specified state of completion and stabilized operations in the future.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have one reportable segment consisting of investments in office real estate properties located in the Washington, D.C., metropolitan area, together with associated activity such as development and management services.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate — Income-producing properties are recorded at cost, including the external direct costs of the acquisitions. The cost of income-producing properties is allocated among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements for the income-producing properties that extend their useful life are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the periods from January 1, 2005 through December 19, 2005, from December 20, 2005 through December 31, 2005, and for the years ended December 31, 2004 and 2003 totaled $9.3 million, $483,524, $6.5 million and $2.9 million, respectively. Repairs and maintenance costs are expensed as incurred.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their relative fair values, in accordance with Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components as applicable — (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangible); and (4) the value, if any, of customer relationships, determined based on management’s evaluation of the specific characteristics of each tenant’s lease and the overall relationship with the tenant (referred to as Customer Relationship Value). The amounts used to calculate Tenant Origination Costs, Leasing Commissions and Lease Intangible are discounted using an interest rate that reflects the risks associated with the leases acquired. Tenant Origination Costs are included

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

in commercial office buildings and improvements on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as other assets and intangible lease liabilities and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangible associated with that lease are written-off to depreciation expense, amortization expense, or rental revenue, respectively. Amortization of these components combined for the periods from January 1, 2005 through December 19, 2005, from December 20, 2005 through December 31, 2005, and for the years ended December 31, 2004 and 2003 totaled $4.3 million, $168,173, $3.3 million and $1.3 million, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2005 and 2004 are as follows:

(Dollars in thousands)	2005	2004

Tenant Origination Costs	$20,453	$10,481
Leasing Commissions	$8,911	$4,838
Net Lease Intangible Assets	$5,258	$6,520
Net Lease Intangible Liabilities	$(20,886)	$(3,324)

No value has been assigned to Customer Relationship Value at December 31, 2005 or December 31, 2004.

We record impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded in the accompanying consolidated financial statements.

Deferred Charges — Deferred financing costs, leasing costs and acquired third-party management and development agreements are included in other assets in the accompanying consolidated balance sheets. Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Leasing costs, which are fees and costs incurred in the successful negotiations of leases, are deferred and amortized over the terms of the related leases on a straight-line basis. Other deferred charges are amortized over terms appropriate to the expenditure. Amortization of deferred financing costs including the write-off of balances on paid-off loans included in interest expense totaled $2.2 million, $461,074, $550,342, and $144,213 for the periods from January 1, 2005 through December 19, 2005, from December 20, 2005 through December 31, 2005, and for the years ended December 31, 2004 and 2003, respectively. Amortization of leasing costs included in depreciation and amortization totaled $159,307, $13,147, and $51,914 for the periods from January 1, 2005 through December 19, 2005, from December 20, 2005 through December 31, 2005, and for the year ended December 31, 2004, respectively. Amortization of acquired third-party management and development agreements included in depreciation and amortization totaled $28,466 for the period from December 20, 2005 through December 31, 2005.

Revenue Recognition — Rental income is recognized over the term of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate. For lease agreements that provide

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options. Recognition of rental income commences when control of the space has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. The Company did not record an allowance for doubtful accounts at December 31, 2005 and 2004.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes. The reimbursements are included in rental income on the statements of operations. Included in the rents and other receivable balance in the accompanying consolidated balance sheets is accrued rental income, recognized on a straight-line basis, in excess of rents received. In addition, rental income includes the amortization of acquired lease intangibles recognized on a straight-line basis.

The Company receives management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. The Company records development fees on a percentage of completion basis.

Equity IPO Costs — Underwriting discount and commissions of $15.0 million, financial advisory fees of $1.8 million, and additional IPO costs of $7.1 million are reflected as reductions to additional paid-in capital in the balance sheet of the Company as of December 31, 2005.

Income Taxes — We will elect to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2005. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we are not generally required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our shareholders.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have jointly elected with Republic Property TRS, LLC (the “TRS”), a 100% owned subsidiary of our Operating Partnership, to treat it as a taxable REIT subsidiary of ours. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for the period from December 20, 2005 to December 31, 2005 as TRS did not incur taxable income for that period.

The Predecessor was not subject to U.S. federal income taxes. Results of operations of the Predecessor are to be included proportionately in the federal income tax returns of the individual partners; therefore, no provision for federal income taxes is included in the accompanying financial statements for periods prior to the IPO.

Earnings per Share — Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive securities outstanding during the period using the treasury stock method.

Profits, Losses, and Distributions — For periods prior to the IPO, the profit and loss of the Predecessor was allocated to the individual partners in accordance with the Predecessor’s partnership agreement.

For the period from January 1, 2005 through December 19, 2005 and for the years ended December 31, 2004 and 2003, cash totaling $8.9 million, $7.5 million and $3.5 million, respectively, was distributed to the Predecessor’s partners.

Dividends — Earnings and profits, which determine the taxability of dividends to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue recognition, compensation expense, and in the estimated useful lives used to compute depreciation.

Cash, Cash Equivalents and Marketable Securities — Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less at the time of purchase, including money market funds. Marketable securities consist of readily marketable securities with a remaining maturity of generally more than three months from time of purchase. We classify all of our marketable securities that are free of trading restrictions or become free of trading restrictions within one year as “trading”. At December 31, 2005, we had $10.0 million in marketable securities which consisted of highly liquid auction preferred stock securities. These securities pay dividends at a rate that resets every 7 days through a series of Dutch Auctions and have longer-term final maturities. The Company did not incur any gains or losses associated with its trading marketable securities.

Restricted Cash — Restricted cash includes escrow deposits required by loan agreements or tenant leases, which are held in bank checking or investment accounts with original maturities of three months or less.

Reclassification — Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the current-year presentation.

Effects of Recently Issued Accounting Standards — In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company adopted SFAS No. 123R during the fourth quarter of 2005 and the adoption did not have a material effect on the results of operation and its financial position.

Comprehensive Income (Loss) — Comprehensive income equaled net income for all periods presented.

3.	Property Acquisition

We acquired the Republic Building on December 20, 2005, from RPT 1425 Investors L.P. (“RPT 1425”), a partnership which had acquired the Republic Building in June 2005. Certain members of our senior management were partners in RPT 1425. The consideration we paid to acquire the Republic Building was $154.8 million, comprising of stock, OP units, cash, and $133.9 million of assumed indebtedness at fair value, $31.2 million of which was repaid at the closing with proceeds from the IPO.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

The total purchase price of the property acquired was allocated among land, building and improvements, and lease intangibles based on the estimated fair values at the time of acquisition. The fair value of in-place leases consists of the following components: (a) the estimated cost to replace the lease, (b) estimated leasing commissions, and (c) above/below market leases. The allocation of purchase price shown below is based on the fair value of assets and liabilities acquired.

(Dollars in thousands)	Republic Building

Assets acquired:
Land	$37,000
Building and improvements	114,933
Tenant origination costs	12,744
Lease commissions	5,251
Net lease intangibles — assets(a)	18
Net lease intangibles — liabilities	(18,290)
Non-real estate assets, net of liabilities	3,175

Net assets acquired	$154,831

Funding of assets acquired:
Equity: (d)
(i) Issuance of 810,648 common shares(b)	$9,728
(ii) Issuance of 271,500 OP units(b)	3,258

12,986
Debt financing assumed: (d)
(i) Mortgage debt at fair value(c)	102,661
(ii) Bridge loan — paid off at closing	31,230

133,891
Acquisition and taxes payable:
(i) Transfer taxes due on acquisition	3,302
(ii) Cash to be paid to partners of RPT 1425 for the acquisition	3,902
(iii) Assumption of tax liabilities (d) (see Note 15)	750

7,954

$154,831

(a)	Classified in the consolidated balance sheet in prepaid expenses and other assets.

(b)	Based on the acquisition date share price of $12.00 per common share.

(c)	The debt assumed is reflected in the balance sheet at its fair value of $102.7 million, net of a $3.1 million discount to its face amount.

(d)	The common shares, OP units issued, debt assumed, and acquisition and taxes payable are considered non-cash transactions for the purposes of the statement of cash flows.

On December 29, 2004, RPT Presidents Park LLC, a wholly owned subsidiary of the Predecessor, acquired three buildings through the ownership of 100% of the membership interests in Presidents Park I LLC (owner of 13861 Sunrise Valley Drive in Herndon, Virginia), Presidents Park II LLC (owner of 13865 Sunrise

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

Valley Drive in Herndon, Virginia), and Presidents Park III LLC (owner of 2525 Network Place in Herndon, Virginia) for $115.4 million including acquisition costs. The three buildings have a combined total of 601,177 rentable square feet.

On August 20, 2004, RKB Corporate Oaks LLC, a wholly owned subsidiary of the Predecessor, acquired 625 Herndon Parkway in Herndon, Virginia, totaling 60,767 rentable square feet and known as Corporate Oaks, for $10.4 million including acquisition costs and a $6.8 million assumed mortgage.

On January 26, 2004, RKB Dulles Tech LLC, a wholly owned subsidiary of the Predecessor, acquired a seven-building complex consisting of 13615-13645 Dulles Technology Drive (Parcels B-4A1 and B-4A2) in Herndon, Virginia, totaling 349,839 rentable square feet and known as Campus at Dulles Technology Center, for $61.2 million including acquisition costs.

On June 13, 2003, a wholly owned, single-purpose entity of the Predecessor, RKB WillowWood, LLC, acquired the two-building complex consisting of 10302 and 10304 Eaton Place in Fairfax, Virginia, totaling 278,979 rentable square feet and known as WillowWood Plaza III and WillowWood Plaza IV, for $53.9 million including acquisition costs.

On May 13, 2003, a wholly owned, single-purpose entity of the Predecessor, RKB Lakeside, LLC, acquired the two-building complex consisting of 14104, 14106, and 14120 Newbrook Drive in Chantilly, Virginia, totaling 173,218 rentable square feet and known as Lakeside I & II, for $26.2 million including acquisition costs.

The following is a summary of properties acquired during the years ended December 31, 2005, 2004 and 2003:

(Dollars in thousands)
						In-Place
		Rentable				Lease		Total
		Square			Building and	Components,		Acquisition
		Feet		Land	Improvements	Net	Other(a)	Cost

		(unaudited	)
December 2005	Republic Building	276,018		$37,000	$114,933	$(277)	$3,175	$154,831

	Total 2005	276,018		$37,000	$114,933	$(277)	$3,175	$154,831

January 2004	Campus at Dulles
	Technology Center	349,839		$8,114	$49,479	$3,568	$—	$61,161
August 2004	Corporate Oaks	60,767		1,924	7,188	1,326	—	10,438
December 2004	Presidents Park	601,177		17,014	88,295	10,084	—	115,393

	Total 2004	1,011,783		$27,052	$144,962	$14,978	$—	$186,992

May 2003	Lakeside I & II	173,218		$3,460	$20,376	$2,399	$—	$26,235
June 2003	WillowWood III & IV	278,979		5,586	44,666	3,651	—	53,903

	Total 2003	452,197		$9,046	$65,042	$6,050	$—	$80,138

(a)	Other consists of non-real estate assets net of liabilities.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of In-Place Lease Components for properties acquired during each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003

Tenant Origination Costs	$12,744	$7,570	$4,032
Leasing Commissions	5,251	3,116	1,743
Intangible lease — assets	18	6,091	869
Intangible lease — liabilities	(18,290)	(1,799)	(594)

	$(277)	$14,978	$6,050

The following financial information sets forth the consolidated operating results for the years ended December 31, 2005 and 2004 as if the acquisition of the Republic Building had occurred at January 1, 2005 and January 1, 2004, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods reflected.

	Year Ended December 31
(Dollars in thousands)	2005	2004

Revenue	$49,860	$39,711
Net Income (loss)	$(20,253)	$2,523

Earnings per share data is not included in the pro forma as the Predecessor did not have any outstanding shares for periods prior to the acquisition.

4.	Intangible Lease Assets and Liabilities

In accordance with SFAS No. 141, Business Combination, we recorded intangible assets for Leasing Commissions and Net Lease Intangible assets and liabilities. The Leasing Commissions are amortized over the remaining lives of the acquired leases as amortization expense. The Net Lease Intangible assets and liabilities are amortized over the remaining lives of the acquired leases as decreases and increases to rental income, respectively. The weighted average remaining lives of Leasing Commissions and Net Lease Intangible assets and liabilities at December 31, 2005 are 7.3 years and 7.9 years, respectively. Total amortization of the Leasing Commissions included in amortization expense was $1.1 million, $55,851, $1.0 million, and $477,447 for the periods from January 1, 2005 through December 19, 2005, from December 20, 2005 through December 31, 2005, and for the years ended December 31, 2004 and 2003, respectively. Total amortization of the Net Lease Intangible assets and liabilities was included as a decrease to rental income of $597,476 for the period from January 1, 2005 through December 19, 2005 and an increase to rental income of $44,680, $179,715, and $230,160 for the period from December 20, 2005 through December 31, 2005, and for the years ended December 31, 2004 and 2003, respectively. The accumulated amortization of the Leasing Commissions was $2.7 million and $1.5 million as of December 31, 2005 and 2004, respectively. The accumulated amortization of Net Lease Intangible assets was $1.9 million and $636,995 as of December 31, 2005 and 2004, respectively, and the accumulated amortization of Net Lease Intangible liabilities was $1.8 million and $1.1 million as of December 31, 2005 and 2004, respectively.

The table below presents the estimated remaining amortization of the Leasing Commissions and Net Lease Intangibles during the years shown. The estimated remaining amortization of the Leasing Commissions

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

represents amortization expense and the estimated remaining amortization of the Net Lease Intangibles represents an increase in rental income:

	Lease	Net Lease
(Dollars in thousands)	Commissions	Intangible

2006	$(1,590)	$1,467
2007	(1,372)	1,586
2008	(1,244)	1,546
2009	(1,062)	1,638
2010	(968)	1,647
Thereafter	(2,675)	7,744

Total	$(8,911)	$15,628

5.	Leases

As of December 31, 2005, the U.S. Government accounted for approximately 24.3% or 427,444 square feet of the total leased office space.

Future minimum lease payments to be received under non-cancelable operating leases are as follows for the years ending December 31:

(Dollars in thousands)

2006	$43,822
2007	40,525
2008	38,344
2009	32,797
2010	27,808
Thereafter	76,344

$259,640

6.	Related Party Transactions

Predecessor

Prior to the Formation Transactions, Republic Properties Corporation (“RPC”) was responsible for the management of the properties owned by the Predecessor. RPC is owned and controlled by Richard Kramer and Steven Grigg, our Chairman of the Board of Trustees, and Vice Chairman of the Board of Trustees, President and Chief Development Officer, respectively. Management fees earned by RPC for the period ended December 19, 2005 and the years ended December 31, 2004 and 2003 totaled $1.1 million, $829,600 and $346,876, respectively. RPC also earned $95,373 of management fees in 2005 related to The Republic Building which was managed by RPC from June 15, 2005 through December 19, 2005. In addition, RPC was reimbursed for salaries and overhead related to property management of the properties owned by the Predecessor totaling $1.1 million, $847,198 and $346,876 for the period ended December 19, 2005 and the years ended December 31, 2004 and 2003, respectively, which are included in property operating costs in the statements of operations.

RKB Washington Property Fund I (General Partner), LLC (“RKB General Partner”), the Predecessor’s general partner, historically earned a management fee from the Predecessor for management services to the Predecessor. The management fee, in accordance with the partnership agreement, was equal to the greater of

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

1.15% of the total capital commitments to the Partnership or 0.65% of the aggregate unadjusted carrying values of the real estate investments as defined by the management agreement. Management fees earned by RKB General Partner for the period ended December 19, 2005 and the years ended December 31, 2004 and 2003 totaled $1.9 million, $1.2 million, and $577,839, respectively. In addition, in accordance with the partnership agreement, RKB General Partner and its affiliates have been reimbursed $109,322, $42,011 and $49,048 for the period ended December 19, 2005 and the years ended December 31, 2004 and 2003, respectively, for costs incurred on behalf of the Partnership for communications with the limited partners, the cost of keeping the partnership record, and other overhead and administrative expenses incurred in connection with the Partnership’s affairs not covered under the management agreement. These costs are included in general and administrative expenses in the statements of operations.

Included in accounts payable and accrued liabilities are payables to RPC of $45,881 and $13,890 as of December 31, 2005 and 2004, respectively. Also included in accounts payable and accrued liabilities as of December 31, 2004 are $756,226 of payables relating to December 2004 distributions to general and limited partners of the Predecessor.

Option Properties

We have entered into option agreements with entities controlled by some of our executive officers and trustees that grant us the right to acquire three Washington, D.C. office properties (the “Option Properties”), two of which are under construction and one of which is an undeveloped parcel of land. The two properties under development comprise a total of 890,000 estimated rentable square feet upon completion. The third property is estimated to comprise approximately 200,000 estimated rentable square feet upon completion. Each of these executive officers and trustees will benefit from any decision by us to exercise our options. We are not responsible for any of the costs associated with the development of, and do not currently own any interests in, these properties.

We have exclusive options to acquire each of the above three option properties during the period beginning after a property receives a certificate of occupancy. If we acquire an option property after it is 85% leased, then, subject to the approval of the majority of the independent members of our Board of Trustees, the initial purchase price will equal, at our election, either: (1) the annualized net operating income divided by the then prevailing market capitalization rate for the option property as determined by an independent, third-party appraisal process completed immediately prior to our exercise of the option or (2) the annualized net operating income divided by 6.5%. In addition to the initial purchase price described above, an additional purchase price will be paid with respect to any initially un-leased space that is leased during the period beginning after our purchase and ending on the earlier to occur of (1) the date the property first becomes 95% leased or (2) the second anniversary of the date of purchase of such property. We also may elect to acquire a property prior to it becoming 85% leased, in which case the purchase price would be on terms and conditions to be determined by the seller and us (in each of our sole discretion); however, such an election by us must be unanimously approved by all of the independent members of our Board of Trustees. No discussions regarding the exercise of our options have taken place to date and our management does not believe the acquisition of any of our three option properties is probable as of December 31, 2005.

Management and Development Services

Contribution of Management and Development Services by Republic Properties Corporation — In connection with the Formation Transactions, we have entered into agreements with RPC pursuant to which RPC directly or indirectly contributed certain management, leasing and real estate development operations to our Operating Partnership. The assets contributed include agreements to provide management services for the 10 properties that are included in our portfolio, agreements to provide fee-based development and management

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

services with respect to two of the Option Properties (Republic Square I and II), an agreement to provide fee-based development services to the City of West Palm Beach in connection with the City Center project and other assets that are used by the Operating Partnership in connection with the performance of these services.

The development fees to be paid to the Company with respect to Republic Square I are based on the remaining development fees scheduled to be paid pursuant to the development agreement that was assigned to us upon completion of the offering and the Formation Transactions. The development agreement provides for the payment of a total development fee of $3.5 million, approximately $2.0 million of which had been earned by RPC for development services provided through December 19, 2005. The development fee payable to us with respect to Republic Square II equals 3% of the development costs, which are calculated net of land acquisition, interest and loan expenses, and cash concessions to tenants. The fee for managing Republic Square I and II, in advance of any exercise of our option to acquire these properties, will equal 1% of the gross revenues of each property and a payment to cover the cost of corporate and property labor and overhead for providing these services.

The agreements providing for management and development services to Republic Square I and II and the City Center project in the City of West Palm Beach and certain other assets associated with management and development activities have been contributed by the Operating Partnership to TRS, a taxable REIT subsidiary of ours.

Outsourcing of Management and Development Services for The Portals Properties —  Messrs. Kramer and Grigg and RPC, each general partners of Portals Development Associates Limited Partnership, or PDA, have certain rights to provide management and development services and currently receive fees from PDA in connection with providing management and development services to a group of properties and parcels of land in the District of Columbia known as The Portals, which consists of two completed office buildings, The Portals I and II, and three development properties, The Portals III, IV and V (“The Portals Properties”). Currently, The Portals III, one of our Option Properties, is under construction and The Portals IV and V are undeveloped parcels of land. In connection with the Formation Transactions, we entered into agreements with Messrs. Kramer and Grigg and RPC, to provide:

•	management services to The Portals I and II, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services;

•	management services to The Portals III, IV and V, when completed, and in the case of The Portals III in advance of any exercise by us of our option to acquire The Portals III, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services;

•	development services to The Portals III, in exchange for a fee equal to 3% of the remaining development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants;

•	development services to The Portals IV and V, in exchange for a fee equal to 3% of the development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants; and

•	certain asset management services to PDA, including, but not limited to, the arrangement of financing and the administration of loans, the oversight of partnership books and records, the preparation of quarterly distributions, certain accounting, bookkeeping and other administrative services with respect to The Portals Properties, and the preparation of documents in connection with the annual audit and tax return of PDA in exchange for an annual payment of $1.1 million.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

These fees will be payable to us on a monthly basis. These fees represent only a portion of (and will be payable out of) the management and development fees that will continue to be payable to Messrs. Kramer and Grigg and RPC through PDA, which include, among other items:

•	a development fee equal to 5% of all development costs;

•	a construction management fee equal to 5% of all direct costs of construction (of which 1/8th is payable to East Coast Development Corporation, the unaffiliated general partner);

•	a management fee equal to 5% of gross rental receipts; and

•	a leasing fee equal to 3% of the gross rental receipts, which may be reduced by up to 2% to the extent unaffiliated brokers or leasing agents are engaged to perform leasing services.

The fees described above, which are payable to Messrs. Kramer and Grigg and Republic Properties Corporation (out of which a portion will be payable to us); are payable only out of net cash flow and net refinancing and real estate sale proceeds realized by PDA that are available for distribution. The portion of the fees payable to us are due on a monthly basis and will be paid on a priority basis prior to payment of the remaining balance of such fees to Messrs. Kramer and Grigg and RPC.

During the period from December 20, 2005 through December 31, 2005, we recorded fee revenues of $116,120 in respect of the management and development services described above.

Consideration paid for agreements

The aggregate consideration paid for the property management and development agreements described above was 482,192 OP units, or approximately $5.8 million based on the initial offering price of $12.00 per share. The consideration paid approximated the fair value of the contracts, which was determined based on the projected probability weighted net cash flows of these agreements and valuation assumptions consistent with current market conditions. The contribution of these agreements are considered a non-cash transaction for the purposes of the statement of cash flows.

We are self-managed and, therefore, the contracts to manage the portfolio do not generate any additional cash flow on a consolidated basis and hence, from the perspective of the Company these contracts do not qualify to be recorded as intangible assets and the consideration paid represents a settlement of these arrangements. Accordingly, we reflected a one-time expense of $3.9 million in the period ending December 31, 2005.

We recorded in other assets an intangible asset totaling $1.9 million representing the new third party management and developments described above. We will amortize the intangible asset recorded for development service arrangements as the services are provided in the future proportionate to the anticipated revenue to be recognized, which results in an average amortization period of approximately 1.5 years. We will amortize the intangible assets recorded for management contracts as the services are provided in the future on a straight-line basis over a period consistent with the assumption used in determining their fair value, which results in an average amortization period of approximately 2.2 years.

Office Space at The Portals I

We entered into an annual lease for 1,770 square feet of office space at The Portals I. The lease requires monthly payments of $6,638. The Portals I and II are owned by entities in which Messrs. Kramer, Grigg and Siegel have approximate 6.5%, 5.7% and 15.1% indirect ownership interests.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

Legal Services Provided by Glazer & Siegel, PLLC

Prior to joining the Company, Mr. Siegel, our Chief Operating Officer and General Counsel, was the Managing Member and an equity owner of the law firm of Glazer & Siegel, PLLC. During the 12-month periods ended December 31, 2005, 2004, and 2003, Glazer & Siegel, PLLC received fees and reimbursements from our Predecessor and its subsidiaries in the approximate amounts of $342,881, $51,309 and $51,014, respectively, for legal services provided to such entities. On December 31, 2005, Mr. Siegel terminated his active involvement in Glazer & Siegel, PLLC.

7.	Debt on Real Estate Investments

On December 20, 2005, the Company assumed the mortgage debt on the Republic Building that had a $105.8 million principal balance and a 5.15% stated interest rate. The note was recorded by the Company at $102.7 million, net of a $3.1 million discount, reflecting an estimated 5.68% market interest rate. The note matures on July 1, 2012 and is secured by the building. Additionally, on December 20, 2005 the Company assumed a $31.2 million bridge loan on the Republic Building which was repaid on December 20, 2005 with proceeds from the IPO.

On December 29, 2004, RPT Presidents Park LLC and the Predecessor entered into a $104.0 million Loan Agreement (the “Senior Loan”) with Archon Financial, L.P. (“Archon”) with an original maturity date of January 1, 2006. At December 19, 2005, $93.8 million had been advanced under the Senior Loan. On December 20, 2005, the Senior Loan was amended to have a maximum balance of $50.0 million and a minimum balance of $33.0 million, to bear interest at 1.00% over one-month LIBOR (5.39% at December 31, 2005), and to mature on April 3, 2006. On December 20, 2005, the Company assumed the Senior Loan and repaid $60.8 of the outstanding balance with proceeds from the IPO, resulting in a balance of $33.0 million as of December 31, 2005. An exit fee of $520,000 and an extension fee of $82,500 were incurred as a result of the repayment and extension. The Senior Loan is secured by the property owned by RPT Presidents Park LLC. In March 2006, the Company received an extension on the repayment of principal and interest on the Senior Loan with an amended maturity date of June 2006.

On December 29, 2004, RPT Presidents Park LLC and the Predecessor entered into a $23.0 million Junior Loan Agreement (the “Junior Loan”) with Archon. The Junior Loan was recourse to the Predecessor and secured by the property owned by RPT Presidents Park LLC. On December 20, 2005, the Company assumed and repaid the remaining $17.0 million outstanding balance with proceeds from the IPO. An exit fee of $230,000 was incurred as a result of the repayment.

On August 20, 2004, RKB Corporate Oaks LLC, a wholly owned subsidiary of the Predecessor, assumed Corporate Oaks Limited Partnership’s loan from KeyBank in conjunction with the acquisition of 625 Herndon Parkway in Herndon, Virginia. The loan was made on December 12, 2003 in the original principal amount of $6.9 million and matures on January 1, 2014 and is secured by the property. The note bears interest at 5.99%, and monthly principal and interest payments total $44,093. At the time of the assumption, the principal balance of $6.8 million approximated fair value. The assumption was treated as a non-cash item for purposes of the statements of cash flows. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $72,944.

On January 26, 2004, RKB Dulles Tech LLC entered into a loan agreement in the amount of $46.0 million with Archon. The note bore interest at 2.75% over one-month LIBOR (5.15% at December 31, 2004), with a maximum cap on the LIBOR rate of 6.65%, had an original maturity of February 10, 2007, and was secured by the property. The Predecessor was required to maintain certain escrow accounts such as ongoing replacements reserve, tenant improvements and leasing commission escrows, and a reserve specifically for use towards rollover costs associated with a lease expiration in 2006. On December 20, 2005, the Company

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

assumed the loan and repaid the entire outstanding balance of $46.0 million. An exit fee of $230,620 was incurred as a result of the repayment.

On June 13, 2003, a wholly owned, single-purpose entity of the Predecessor, RKB WillowWood, LLC, entered into a loan agreement with Archon, under which it secured permanent financing totaling $40.0 million for the purchase of WillowWood Plaza III and WillowWood Plaza IV. The interest-only note bears interest at 4.50%, matures on June 1, 2008, and is secured by the property. In connection with the note, RKB WillowWood has assigned to Archon all its rights to the property’s leases, rents, bankruptcy claims, and lease guaranties. In addition, we are required to maintain certain escrow accounts such as ongoing replacements escrow and tenant improvement, and leasing commission escrows. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $415,525.

On May 13, 2003, a wholly owned, single-purpose entity of the Predecessor, RKB Lakeside, LLC, entered into a loan agreement with Archon, under which it secured permanent financing totaling $19.5 million for the purchase of Lakeside I and II. The interest-only note bears interest at 4.60%, matures on June 1, 2008, and is secured by the property. In connection with the note, RKB Lakeside has assigned to Archon all its rights to the property’s leases, rents, bankruptcy claims, and lease guaranties. In addition, we are required to maintain certain escrow accounts such as ongoing replacements escrow and tenant improvement, and leasing commission escrows. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $210,525.

On September 23, 2002, the Predecessor entered into a loan agreement with JP Morgan Chase Bank, under which it secured permanent financing totaling $21.5 million for the purchase of Pender Business Park. The note bears interest at 5.80%, matures on October 1, 2009, and is secured by the property. In connection with the note, the Predecessor has assigned to JP Morgan Chase Bank all of its rights to the property’s leases, rents, bankruptcy claims, and lease guaranties. RPC, an affiliate of the Predecessor, has guaranteed the loan. In addition, we are required to maintain certain escrow accounts such as ongoing replacements escrows and tenant improvement, and leasing commissions escrows. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $226,907.

In conjunction with the assignment of interest by CP IV related to the Corporate Pointe IV property, the Predecessor assumed the existing loan on the property with PNC Bank, National Association. The principal balance at the time of the assignment was $9.8 million. The note bears interest at 7.29%, matures on May 1, 2011, and is secured by the property. In connection with the note, the Predecessor has assigned to PNC Bank, National Association all its rights to the property’s leases, reciprocal easement agreements, and other agreements, together with all rents, income, revenues, proceeds, and profits arising from the leases of the mortgaged property. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $92,062.

The Company has included in interest expense all exit and assumption fees incurred in the period ended December 31, 2005.

The mortgage notes include general compliance covenants, which are non-financial, all of which we met as of December 31, 2005.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2005 and 2004, our mortgage debt was as follows:

	December 31
(Dollars in thousands)	2005	2004

Republic Building, 5.68% (market rate), matures July 2012	$102,674	$—
Presidents Park, floating rate mortgage of LIBOR plus 1.00%, matures June 2006	33,000	90,500
Presidents Park, floating rate mortgage of LIBOR plus 10%, matured January 2006	—	23,000
Corporate Oaks, 5.99%, matures January 2014	6,610	6,738
Campus at Dulles Technology Center, floating rate mortgage of LIBOR plus 2.75%, matures February 2007	—	46,000
WillowWood Plaza III & IV, 4.50%, matures June 2008	40,000	40,000
Lakeside I & II, 4.60%, matures June 2008	19,500	19,500
Pender Business Park, 5.80%, matures October 2009	20,638	20,929
Corporate Pointe IV, 7.29%, matures May 2011	9,472	9,582

Total	$231,894	$256,249

Future required principal payments on the loans for the years ending December 31 are as follows:

(Dollars in thousands)

2006	$33,564
2007	600
2008	60,133
2009	19,971
2010	333
Thereafter	120,389

Gross principal payments	234,990

Discounts	(3,096)

Total principal payments	$231,894

8.	Minority Interest

Minority interest relates to the interest in the Operating Partnership not owned by the Company. Minority interest is increased and decreased, respectively, for income and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interest in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interest owned 3,560,019 OP units, or approximately 12.5%. Limited partners will have the right to tender their units for redemption beginning 12 months after our IPO unless such limited partner is an affiliate of the Company, in which event they can redeem their units beginning July 1, 2007. The units will be exchanged for, at the Company’s sole discretion, common shares or an equivalent amount of cash. OP units holders will receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

9.	Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments.

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange. The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•	Marketable securities. The carrying amount of marketable securities reported in the balance sheet approximates the fair value as the securities are of short maturity (i.e., 7 days).

•	Mortgage notes payable: The fair values of our borrowings under variable-rate agreements approximate their carrying value. The fair value under fixed-rate agreements is determined using a discounted cash flow model and estimates of current borrowing rates for similar interests.

	2005		2004
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Marketable securities	$10,004	$10,004	$—	$—
Mortgage notes payable	$231,894	$232,084	$256,250	$255,580

10.	Partners’ Capital

Total capital committed and received by the Predecessor was $74.4 million through December 19, 2005. Certain placement fees and establishment and organization expenses were incurred in regards to raising this capital. Effective December 20, 2005, the book amount of the Predecessor’s partners’ capital was reclassified to the Company’s stockholders’ equity as a result of the Formation Transactions. In connection with the Formation Transactions, the partners’ interests in the Predecessor were redeemed for 3,962,861 shares of common stock, 2,806,327 OP units, and $31.4 million in cash.

Total placement fees for which the Predecessor reimbursed RKB General Partner of $580,659 and $987,725 were included in partner’s capital for the years ended December 31, 2004 and 2003, respectively. No placement fees were incurred during the period ended December 19, 2005.

Establishment and organization expenses for which the Predecessor reimbursed RKB General Partner of $1,516, $289,974, $194,750 were included in general and administrative expenses for the period ended December 19, 2005 and the years ended December 31, 2004 and 2003, respectively.

11.	Employee Benefit Plan

Effective December 20, 2005, the Company was assigned from RPC a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed one-thousand hours of service. Effective December 20, 2005, the Company’s matching contribution is $0.50 for each $1.00 contributed up to 4% (maximum 2% company contribution). Employees are vested 100% in their own contributions and become vested over a five-year period in employer

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

matching contributions. The Company’s matching contribution for the year ended December 31, 2005 was immaterial.

12.	Stockholders’ Equity

As of December 31, 2005, the Company had 25,017,524 common shares outstanding.

On December 20, 2004, the Company completed an IPO of 20,000,000 shares of its common stock at a price to the public of $12.00 per share. The proceeds from this IPO, net of underwriters’ discount but before offering costs, totaled approximately $223.2 million. On January 6, 2006, the Company sold an additional 1,021,200 shares of common stock at a price to the public of $12.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $11.4 million to the Company.

Our Declaration of Trust provides that we may issue up to 20,000,000 common shares of beneficial interest, par value $0.01 per share, and 40,000,000 preferred shares of beneficial interest, par value $0.01 per share. As of December 31, 2005, no preferred shares were issued and outstanding.

13.	Earnings Per Share

Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the EPS calculation, no reconciling adjustments are necessary to net loss or the number of common shares, since there were no dilutive securities outstanding during the period. EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. As of December 31, 2005 there were no securities outstanding that could potentially dilute basic EPS in the future.

14.	Stock Option and Incentive Plan

The Company has established a stock option and incentive plan (“the 2005 Plan”) for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing shareholder value.

Under the 2005 Plan, the number of common shares available for issuance is 2,500,000 shares. At December 31, 2005, the number of shares available for issuance under the 2005 Plan was 2,256,085.

The Company issued 243,915 shares of fully vested restricted stock under the plan to employees and directors of the Company concurrently with the closing of our IPO. The shares of restricted stock were valued at approximately $2.9 million ($12.00 per share weighted-average), as of December 31, 2005 and have certain restrictions that restrict the sale of the share until July 1, 2007. In addition, the Company granted a cash award of approximately $2.8 million to certain employees and directors’ of the Company. Accordingly, the Company incurred total compensation expense of $5.7 million which is reflected in general and administrative expense for the period ended December 31, 2005.

15.	Taxes Payable

For periods subsequent to the IPO, we will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary TRS. If we fail to qualify as a REIT in any taxable year, we

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income. Our TRS did not have a tax provision or significant deferred income tax items.

In connection with the IPO and Formation Transactions, we assumed from RKB Holding L.P. a liability for income taxes of $15.9 million, which was taxed as a corporation, merged into and with our Operating Partnership on December 20, 2005. In addition, in connection with the acquisition of Republic Building we assumed from RPT 1425 a tax liability of $749,700. The federal and state income tax liability of $16.6 million is reflected on the consolidated balance sheet at December 31, 2005. We paid $13.0 million of the federal income tax on March 15, 2006. We also assumed a tax liability of $636,000 in connection with certain withholding taxes payable by RKB. The assumption of these liabilities is considered a non-cash transaction for the purposes of this statement of cash flows.

16.	Commitments and Contingencies

Legal Matters

At this time the Company is not involved in any legal proceeding. The Company expects to be involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that will arise in the ordinary course of business.

17.	Subsequent Events

On January 13, 2006, the Company’s Board of Trustees announced that it declared a pro rata quarterly cash distribution of $0.027 per common share for the period commencing upon completion of its IPO on December 20, 2005 and ending on December 31, 2005. The distribution was payable on February 7, 2006 to shareholders of record on January 24, 2006. This initial pro rated distribution is based on a distribution of $0.206 per common share for a full quarter.

On March 1, 2006, the Operating Partnership’s commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc. and RKB Washington Property Fund I, L.P., in connection with a proposed $150.0 million senior secured revolving credit facility, terminated in accordance with its terms. As part of the initial commitment letter the Company had a deposit of $720,000 at December 31, 2005. In connection with the termination of the commitment, the Company will record in 2006 an expense to the extent such deposit is not recovered.

On March 3, 2006, we announced that we had obtained a commitment to establish a three-year $150.0 million senior secured revolving credit facility from KeyBank National Association (“KeyBank”), as administrative agent, and KeyBank Capital Markets with an option to increase the amount of the credit facility by up to $100.0 million and with a one-year extension at the election of the Operating Partnership. While we have not executed definitive documentation in connection with this credit facility, we anticipate that this proposed credit facility will contain financial and other covenants, including coverage ratios and other limitations on our ability to incur indebtedness, sell certain of our assets and engage in mergers and consolidations. The commitment will expire on May 8, 2006.

On March 13, 2006, the Company executed a Letter Agreement with Parcel 47D LLC and Portals Interests LLC (the “Letter Agreement”), pursuant to which the Company will provide additional services in connection with the recapitalization and extension of the construction loans for The Portals Phase III property in Southwest Washington, D.C. (“Portals III”). If the Company is able to assist in closing a new construction loan, the Company will be entitled to a fee of one-half percent (0.5%) of the aggregate principal face amount of the new loan, subject to a maximum fee of $600,000. The Letter Agreement terminates on May 31, 2006, unless extended in writing by the parties.

On March 22, 2006, the Company announced that it had entered into an agreement to acquire the fee interest in WillowWood I and II for $66.0 million. The acquisition of WillowWood I and II, two Class A office buildings totaling 250,000 square feet will complete the Company’s acquisition of the four building office complex. The Company is scheduled to close on the transaction in May 2006; although there can be no assurance that such transaction will be finalized.

18.	Selected Quarterly Financial Data (unaudited)

Our summarized results of operations by quarter for 2005 and 2004 were as follows:

(Dollars in thousands)	Three Months Ended,
2005	December 31(a)	September 30	June 30	March 31

Revenues	$9,204	$8,901	$8,818	$8,691
Income (loss) before minority interest	$(16,051)	$(1,964)	$(1,788)	$(1,694)
Net (loss)	$(14,381)	$(1,964)	$(1,788)	$(1,694)

(a)	The following are significant expenses incurred during the three months ended December 31, 2005 as a result of the IPO:

(1)	Cash and stock awards to employees and directors totaling $5.7 million are included in general and administrative expenses.

(2) Write-off of management agreements totaling $3.9 million.

(3) Debt assumption costs totaling $1.2 million are included in interest expense.

(4) Debt extinguishment costs totaling $2.1 million are included in interest expense.

Basic and diluted (loss) per common share for the period from December 20, 2005 through December 31, 2005 was a loss of $0.47. The Company had 100 common shares outstanding prior to the IPO on December 20, 2005.

(Dollars in thousands)
	Three Months Ended,
2004	December 31	September 30	June 30	March 31

Revenues	$6,974	$6,631	$6,732	$6,175
Income (loss) before minority interest	$419	$638	$801	$651
Net income	$419	$638	$801	$651

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized					Accumulated
				Subsequent to		Gross Carry Amount			Depreciation
		Initial Cost		Acquisition		At December 31, 2005			at
(Dollars in thousands)			Building &		Building &		Building &		December 31,	Year Built/	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	2005	Renovated	Acquired

Commercial Properties
Corporate Pointe IV	$9,472	$1,932	$10,477	$—	$—	$1,932	$10,477	$12,409	$980	1998	2002
Pender Business Park	20,638	8,569	19,423	$—	531	8,569	19,954	28,523	2,762	2000	2002
Lakeside I and II	19,500	3,460	21,649	$—	421	3,460	22,070	25,530	2,427	1989/1999	2003
WillowWood III and IV	40,000	5,586	47,425	$—	279	5,586	47,704	53,290	4,876	1998	2003
Campus at Dulles Technology Center	—	8,114	52,497	$—	456	8,114	52,953	61,067	4,738	1998/1999	2004
Corporate Oaks	6,610	1,924	8,192	$—	15	1,924	8,207	10,131	428	1986/1999	2004
										1999/2000/
Presidents Park	33,000	17,015	91,843	$—	3,589	17,015	95,432	112,447	3,101	2001	2004
Republic Building	102,674	37,000	127,677	$—	—	37,000	127,677	164,677	174	1992	2005
Headquarters	—	—	—	$—	16	—	16	16			2005

Grand Total	$231,894	$83,600	$379,183	$—	$5,307	$83,600	$384,490	$468,090	$19,486

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003:

(Dollars in thousands)
	2005	2004	2003

Real Estate Assets
Balance, beginning of period	$299,499	$118,869	$40,401
Additions — property acquisitions	164,677	179,584	78,121
— improvements*	3,914	1,046	347

Balance, end of period	$468,090	$299,499	$118,869

Accumulated Depreciation
Balance, beginning of period	$9,663	$3,209	$331
Additions — depreciation	9,823	6,454	2,878

Balance, end of period	$19,486	$9,663	$3,209

*	Includes non-cash accruals for capital items.

The unaudited aggregate cost of real estate assets for federal tax purposes as of December 31, 2005 was $499,023.

Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	5-20 years
Tenant improvements	Shorter of useful life or related tenant lease
Tenant origination costs	Life of respective lease

Item 9.	Changes and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

We completed our initial public offering in December 2005 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2006. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the above mentioned evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure control and procedures (as defined in Rule 13a-15(e) under the Exchange) as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 14	Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

PART IV

Item 15	Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

EXHIBITS

Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of Republic Property Trust(6)
3.2	First Amended and Restated Bylaws of Republic Property Trust(6)
4.1	Form of Common Share Certificate(3)
10.1	First Amended and Restated Agreement of Limited Partnership of Republic Property Limited Partnership(6)
10.2	Agreement and Plan of Merger, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and RKB Holding L.P.(3)
10.3	Contribution Agreement, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(2)
10.4	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(6)
10.5	Contribution Agreement, dated as of September 23, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(2)
10.6	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(6)
10.7	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(2)
10.8	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of December 20, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(6)
10.9	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Republic Property Limited Partnership and 660 North Capitol Street Property LLC (Republic Square II)(2)

Exhibit

10.10	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(2)
10.11	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(3)
10.12	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(2)
10.13	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(3)
10.14	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(2)
10.15	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(3)
10.16	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals IV)(2)
10.17	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals V)(2)
10.18	Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation, Republic Property Limited Partnership and the other parties named therein(2)
10.19	Development Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (City Center Project)(2)
10.20	Option Agreement, dated as of November 28, 2005, by and between Parcel 47D LLC and Republic Property Limited Partnership(3)
10.21	Option Agreement, dated as of November 28, 2005, by and among 25 Massachusetts Avenue Property LLC, 660 North Capitol Street Property LLC and Republic Property Limited Partnership(3)
10.22	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Mark R. Keller(6)#
10.23	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.24	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.25	Amended and Restated Employment Agreement, dated as of November 23, 2005, by and between Republic Property Trust and Michael J. Green(3)#
10.26	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.27	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Richard L. Kramer(6)#
10.28	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.29	Amended and Restated Non-competition Agreement, dated as of November 23, 2005, by and between Michael J. Green and Republic Property Trust(3)#

Exhibit

10.30	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Republic Properties Corporation(6)
10.31	Republic Property Trust 2005 Omnibus Long-Term Incentive Plan, effective as of December 13, 2005(6)#
10.32	Services Agreement, dated as of November 29, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership(3)
10.33	Republic Property Trust Trustees Deferred Compensation Plan, effective as of December 14, 2005(6)#
10.34	Form of Restricted Share Agreement(3)#
10.35	Republic Property Trust Trustees Compensation Policy, effective as of December 14, 2005(6)#
10.36	Republic Property Limited Partnership Senior Secured Revolving Credit Facility Commitment Letter, dated as of March 3, 2006, by and among KeyBank National Association and KeyBank Capital Markets.*
10.37	Commitment Letter, dated as of October 28, 2005, by and among RKB Washington Property Fund I L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(5)
10.38	Amendment to Commitment Letter, dated as of December 13, 2005, by and among RKB Washington Property Fund I, L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(6)
10.39	Fixed Rate Note, dated September 23, 2002, made by RKB Pender LLC and payable to JPMorgan Chase Bank(6)
10.40	Deed of Trust and Security Agreement, dated September 23, 2002, made by RKB Pender for the benefit of JPMorgan Chase Bank(6)
10.41	Deed of Trust Note, dated June 13, 2003, made by RKB WillowWood LLC and payable to Archon Financial, L.P.(6)
10.42	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, June 13, 2003, made by RKB WillowWood LLC for the benefit of Archon Financial, L.P.(6)
10.43	Deed of Trust Note, dated May 13, 2003, made by RKB Lakeside LLC and payable to Archon Financial, L.P.(6)
10.44	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, May 13, 2003, made by RKB Lakeside LLC for the benefit of Archon Financial, L.P.(6)
10.45	Deed of Trust Note, dated June 15, 2005, made by RPT 1425 New York Avenue LLC and payable to Archon Financial, L.P.(6)
10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 15, 2005, made by RPT 1425 New York Avenue LLC for the benefit of Archon Financial, L.P.(6)
10.47	Loan Agreement, dated as of December 29, 2004, by and among Archon Financial, L.P., Presidents Park I LLC, Presidents Park II LLC and Presidents Park III LLC(6)
10.48	Amendment to Loan Agreement, dated as of December 20, 2005, by and among Goldman Sachs Mortgage Company, Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Republic Property Limited Partnership(6)
10.49	Letter Agreement, effective as of March 13, 2006, by and among Parcel 47D LLC, Portals Interests LLC and Republic Property TRS, LLC(7)
10.50	Purchase and Sale Agreement and Escrow Instructions by and between SMII Fairfax LLC and Republic Property Limited Partnership, dated as of March 22, 2006(8)
21.1	List of Subsidiaries of Republic Property Trust*
23.1	Consent of Ernst & Young LLP*
31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated March 28, 2006.*

Exhibit

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated March 28, 2006.*
32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and the Chief Financial Officer, respectively, dated March 28, 2006.*

1)	Previously filed with the Form S-11 filed by the Registrant on September 26, 2005.

2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on October 31, 2005.

3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on November 29, 2005.

4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on December 12, 2005.

5)	Previously filed with Amendment No. 5 to the Form S-11 filed by the Registrant on December 14, 2005.

6)	Previously filed with the Form 8-K filed by the Registrant on December 22, 2005.

7)	Previously filed with the Form 8-K filed by the Registrant on March 17, 2006.

8)	Previously filed with the Form 8-K filed by the Registrant on March 24, 2006.

*	Filed herewith.

#	Represents a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC PROPERTY TRUST

By:	/s/ Mark R. Keller
Mark R. Keller
Chief Executive Officer
March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2006	/s/ Mark R. Keller Mark R. Keller Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 28, 2006	/s/ Michael J. Green Michael J. Green Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2006	/s/ Frank M. Pieruccini Frank M. Pieruccini Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: March 28, 2006	/s/ Richard L. Kramer Richard L. Kramer Chairman of the Board of Trustees

Date: March 28, 2006	/s/ Steven A. Grigg Steven A. Grigg President and Vice Chairman of the Board of Trustees

Date: March 28, 2006	/s/ John S. Chalsty John S. Chalsty Trustee

Date: March 28, 2006	/s/ Ronald J. Kramer Ronald J. Kramer Trustee

Date: March 28, 2006	/s/ Gregory H. Leisch Gregory H. Leisch Trustee

Date: March 28, 2006	/s/ Ronald D. Paul Ronald D. Paul Trustee