Form 10-Q
period 2006-03-31
Republic Property Trust
filed 2006-05-12
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	20-3241867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1280 Maryland Avenue, S.W., Suite 280
Washington, D.C.	20024
(Address of principal executive offices)	(Zip Code)
(202) 863-0300
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006

Common Shares of beneficial interest,	26,049,437 shares
$0.01 par value per share

TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.
Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:
•	the general international, national and local economic climate;

•	the supply and demand for office properties;

•	interest rate levels;

•	the availability to us of financing for our development projects or acquisition activities;

•	risks associated with the acquisition and operation of office properties, including risks that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated; and

•	those risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and elsewhere in this report.
We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Condensed Consolidated Balance Sheets — Unaudited
As of March 31, 2006 and December 31, 2005

	The Company	The Company
(Dollars in thousands)	March 31, 2006	December 31, 2005
ASSETS
Investment in real estate:
Land	$83,600	$83,600
Commercial office buildings and improvements	386,786	384,490

	470,386	468,090
Less: accumulated depreciation and amortization	(23,387)	(19,486)

	446,999	448,604
Cash and cash equivalents	10,382	23,127
Marketable securities	8,350	10,004
Restricted cash	5,920	9,386
Rents and other receivables	6,343	5,301
Prepaid expenses and other assets	24,364	23,975

Total Assets	$502,358	$520,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$231,847	$231,894
Intangible lease liabilities	20,213	20,886
Taxes payable	2,989	16,604
Accounts payable and accrued liabilities	8,150	15,127
Acquisition payables	—	7,204
Tenant security deposits	2,261	2,267
Advance rents	857	1,005

Total liabilities	266,317	294,987

Minority interest — operating partnership	28,386	28,080

Shareholders’ Equity
Preferred stock, par value $0.01, 40 million shares authorized, none issued and outstanding in 2006 or 2005	—	—
Common stock, par value $0.01, 200 million shares authorized, 26.0 million and 25.0 million shares issued and outstanding in 2006 and 2005, respectively	260	250
Additional paid-in capital	219,771	208,814
Accumulated deficit	(12,376)	(11,734)

Total Shareholders’ Equity	207,655	197,330

Total Liabilities and Shareholders’ Equity	$502,358	$520,397

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Operations — Unaudited
For the Fiscal Quarters Ended March 31, 2006 and 2005

	The Company	The Predecessor
	Fiscal Quarter ended March 31,
(Dollars in thousands except per share amounts)	2006	2005
Revenue:
Rental income	$13,325	$8,691
Management and development fees and reimbursements from related parties	1,362	—

Total operating revenue	14,687	8,691

Expenses:
Real estate taxes	1,290	770
Property operating costs	2,510	1,559
Depreciation and amortization	4,699	2,731
Management fees	—	766
General and administrative	3,198	125

Total operating expenses	11,697	5,951

Operating income	2,990	2,740

Other income and expense:
Interest income	314	26
Interest expense	(3,235)	(4,460)

Total other income and expense	(2,921)	(4,434)

Net income (loss) before minority interest	69	(1,694)

Minority interest	(8)	—

Net income (loss)	$61	$(1,694)

Basic and diluted earnings per common share	$0.00

Weighted average common shares outstanding basic and diluted	25,985,752

Distributions declared per common share	$0.027

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Cash Flows — Unaudited
For the Fiscal Quarters Ended March 31, 2006 and 2005

	The Company	The Predecessor
	Fiscal Quarter Ended March 31,
(Dollars in thousands)	2006	2005
Operating activities:
Net income (loss)	$61	$(1,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	8	—
Stock awards	52	—
Depreciation and amortization	4,699	2,731
Amortization of loan costs	57	563
Other	97	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,042)	(371)
Prepaid expenses and other assets	(1,332)	(79)
Accounts payable and accrued expenses	(1,478)	1,792
Advance rents	(148)	200
Tenant security deposits	(6)	—

Net cash provided by operating activities	968	3,142
Investing activities
Investment in real estate and intangibles	(8,204)	—
Purchase of property and equipment	(3,901)	(201)
Investment in marketable securities, net	1,654	—

Net cash used in investing activities	(10,451)	(201)
Financing activities
Net proceeds of sale of common stock	11,396	—
Payment of IPO offering costs	(4,018)	—
Payment of tax liability assumed in Formation Transactions	(12,865)	—
Principal repayments of debt	(144)	(136)
Deferred financing costs	(298)	—
Decrease (increase) in restricted cash	3,466	(230)
Distributions paid to shareholders	(703)	—
Distributions paid to unitholders	(96)	—
Contributions from partners	—	2,386
Distributions to partners	—	(2,165)

Net cash used in financing activities	(3,262)	(145)
Net (decrease) increase in cash and cash equivalents	(12,745)	2,796
Cash and cash equivalents at beginning of period	23,127	2,075

Cash and cash equivalents at end of period	$10,382	$4,871

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,950	$2,909

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Fiscal Quarters Ended March 31, 2006 and 2005
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
     As of March 31, 2006, we owned 10 commercial properties consisting of 21 institutional-grade office buildings. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership (“Operating Partnership”). The Company is the sole general partner of, and owns an approximate 88% interest in, the Operating Partnership at March 31, 2006. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.
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
     Concurrently with the closing of the IPO, the Company entered into various formation transactions as described in our Annual Report on Form 10-K. The Company had no significant operations prior to the consummation of the IPO and the formation transactions. The financial statements covered in this report represent the results of operations and financial condition of RKB Washington Property Fund I L.P. (the “Predecessor”) prior to the IPO and the formation transactions and of the Company thereafter.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain 2005 amounts have been reclassified to conform to the current year presentation.
We have one reportable segment consisting of investments in office real estate properties located in the Washington, D.C., metropolitan area, together with associated activity such as development and management services.
3. Earnings per Share
     Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the EPS calculation, no reconciling adjustments are necessary to net income or the number of common shares, since there were no dilutive securities outstanding during the period. EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. As of March 31, 2006 there were no securities outstanding that could potentially dilute basic EPS in the future.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Fiscal Quarters Ended March 31, 2006 and 2005
4. Comprehensive Income
We have no items of comprehensive income other than our net income of $61,000 and net loss of $1.7 million for the fiscal quarters ended March 31, 2006 and 2005, respectively.
5. Distributions Declared
On January 13, 2006, the Company’s Board of Trustees announced that it declared a pro rata quarterly cash distribution of $0.027 per common share for the period commencing upon completion of its IPO on December 20, 2005 and ending on December 31, 2005. The distribution was payable on February 7, 2006 to shareholders of record on January 24, 2006. This initial pro rata distribution was based on a distribution of $0.206 per common share for a full quarter.
6. Shareholders’ Equity
     On January 6, 2006, we sold 1,021,200 shares of common stock at $12.00 per share as a result of the underwriters of our IPO exercising a portion of their over-allotment option. This resulted in net proceeds of $11.4 million to the Company.
During the first quarter of 2006 we issued 4,340 shares of fully-vested restricted stock to a member of our Board of Trustees.
7. Taxes payable
     We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for periods subsequent to our IPO. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90% of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent it distributes its income to its shareholders. We believe that we qualify and we intend to continue to qualify as a REIT under the Code and intend to distribute at least 100% of our taxable income currently to our shareholders. As a result, no provision for federal income taxes on income from continuing operations has been made, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (Republic Property TRS, LLC, or TRS). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income, and our TRS is subject to tax at regular corporate income tax rates. Our TRS did not have a tax provision or significant deferred income tax items.
     In connection with the IPO and Formation Transactions, we assumed from RKB Holding L.P. (“RKB”), which merged into and with our Operating Partnership on December 20, 2005 and was taxed as a corporation, a liability for income taxes of $15.9 million. We paid $13.0 million of the federal income tax on March 15, 2006, and $2.3 million of state taxes on April 13, 2006. We also assumed a tax liability of $636,000 in connection with certain withholding taxes payable by RKB. In addition, in connection with the acquisition of the Republic Building, we assumed from RPT 1425 Investors L.P. a tax liability of $749,700 which we paid on January 31, 2006. The federal and state income tax liability of $2.9 million and $16.6 million is reflected on the consolidated balance sheet at March 31, 2006 and December 31, 2005, respectively.
8. WillowWood I and II Acquisition
On March 22, 2006, the Company announced that it had entered into an agreement to acquire the fee interest in WillowWood I and II for $66 million, excluding transaction costs. The Company deposited $250,000 in escrow upon entering into the agreement. The acquisition of WillowWood I and II, two Class A office buildings totaling 250,000 square feet, will complete the Company’s acquisition of the four-building office complex. The Company is scheduled to close on the transaction in May 2006, although there can be no assurance that such transaction will be finalized.
In April 2006, the due diligence period expired and we deposited in escrow an additional $2 million.
9. Commitments and Contingencies
  Legal Matters
     At this time the Company is not involved in any legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Fiscal Quarters Ended March 31, 2006 and 2005
10. Line of Credit
On March 1, 2006, the Operating Partnership’s commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc. and RKB Washington Property Fund I L.P., in connection with a proposed $150.0 million senior secured revolving credit facility, terminated in accordance with its terms. In connection with the initial commitment letter, we deposited $0.7 million with Lehman Brothers. In the first quarter of 2006, in connection with the termination of the commitment, we recorded a general and administrative expense of $0.5 million including $0.4 million of such deposit which was not recovered in cash upon termination.
On May 1, 2006, we closed on our $150.0 million secured line of credit facility (the “Facility”) with Keybank. The Facility has an option that allows us to increase the amount of the facility by up to $100 million provided certain criteria are met. Borrowings under the Facility are secured by our Campus at Dulles Technology Center, and Presidents Park I, II and III properties. The amount of the facility funded at closing was $23.0 million, and the proceeds, together with cash on hand, were used to repay the $33.0 million of indebtedness on our Presidents Park properties. We intend to use the Facility principally to finance future acquisitions, to fund tenant improvements and capital expenditures and to provide for distributions and other corporate purposes. The ability to draw on the line of credit is subject to the maintenance of certain financial ratios specified in the line of credit agreement. At our option, borrowings under the Facility bear interest at LIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin varies between 1.15% and 1.90% on LIBOR rate loans and between 0.00% and 0.50% on base rate loans. We also pay a facility fee, based on the unused amount of the facility, which ranges from 12.5 to 20 basis points. The Facility is scheduled to expire in April 2009 and contains a one-year extension, at our option.
11. Subsequent Events
Following the federal charges filed against, and the subsequent resignation of, a commissioner of the City of West Palm Beach, Florida, and following certain discussions with the City’s representatives concerning our involvement in the City Center project and other matters involving that commissioner, the Company understands that on May 8, 2006, the West Palm Beach City Commission ratified a motion of the West Palm Beach Community Redevelopment Agency that seeks our consent to an assignment of the City Center development agreement with the City of West Palm Beach to an unrelated third party. We have commenced an internal review relating to such matters, and upon completion of this review we intend to discuss with the City of West Palm Beach the most appropriate manner for amicably resolving issues relating to this matter. We cannot provide any assurances, however, that any such resolution will be reached, that such resolution will be on terms favorable to us, or that the City of West Palm Beach will not determine to abandon, or otherwise terminate the City Center project, all of which may have a negative impact on our cash flows and operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties. These forward-looking statements are based on current expectations and are not guarantees of future performance. Actual results could differ materially because of risks discussed in the section entitled “Risk Factors” contained in our 2005 Annual Report on Form 10-K and elsewhere in this report.
Critical Accounting Policies
Our 2005 Annual Report on Form 10-K contains a discussion of critical accounting policies that include revenue recognition, income taxes, deferred charges, investment in real estate assets and asset impairment. For the three months ended March 31, 2006, there were no material changes to these policies.
Comparison of fiscal quarter ended March 31, 2006 to fiscal quarter ended March 31, 2005

				Changes
				Resulting
				from
	March 31,	March 31,		Additional	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Variance
Revenue
Rental income	$11,709	$7,694	$4,015	$3,123	$892
Tenant reimbursements	1,454	902	552	505	47
Management and development fees	1,362	—	1,362	—	1,362
Other	162	95	67	30	37

Total revenue	14,687	8,691	5,996	3,658	2,338
Expenses
Real estate taxes	1,290	770	520	410	110
Property operating costs	2,510	1,559	951	542	409
Depreciation and amortization	4,699	2,731	1,968	1,514	454
Management fees	—	766	(766)	—	(766)
General and administrative	3,198	125	3,073	—	3,073

Total operating expenses	11,697	5,951	5,746	2,466	3,280
Interest income and expense, minority interest
Interest income	314	26	288	16	272
Interest expense	(3,235)	(4,460)	1,225	(1,459)	2,684
Minority interest	(8)	—	(8)	30	(38)

Net income (loss)	$61	$(1,694)	$1,755	$(221)	$1,976

     The changes resulting from additional properties detailed above are the result of the December 2005 acquisition of the Republic Building. Apart from that acquisition, the portfolio comprised the same properties for both fiscal quarters presented.
The remaining variances are attributable to the following factors:
•	Rental income — Increased rental income is primarily attributable to our Presidents Park property which was 44.5% leased at January 1, 2005 and 69.5% leased at March 31, 2006.

•	Management and development fees — We earned management and development fees from the various management and development agreements with related parties that were contributed to us in connection with the IPO and formation transactions.

•	Real estate taxes — Real estate tax expense increased due to increased tax assessments at two of our properties.

•	Property operating costs — Property operating costs increased due to increased occupancy at Presidents Park, in addition to higher HVAC, landscaping and property management costs at our other properties.

•	Depreciation and amortization — Depreciation and amortization increased as a result of the amortization of the intangible assets for our third-party management and development agreements, together with increased depreciation arising from tenant improvements at our Presidents Park property.

•	Management fees — Management fees expense represents fees paid by our Predecessor prior to our IPO. These agreements were terminated on December 19, 2005.

•	General and administrative — General and administrative expense is not directly comparable since the costs of our administrative function were not borne by our predecessor. These costs include costs of our administrative function generally, costs associated with operating as a public company and costs associated with providing the services under our management and development agreements. Also reflected in general and administrative expense for the 2006 first quarter is approximately $0.5 million of costs incurred in connection with the termination of the line of credit commitment from Lehman Brothers.

•	Interest income — Interest income increased as a result of our higher cash balances and temporary investments of some of our IPO proceeds in marketable securities.

•	Interest expense — Interest expense decreased due to the repayment of approximately $124 million of our Predecessor’s debt using proceeds from our IPO.
Liquidity and Capital Resources

	March 31,	March 31,
(Dollars in thousands)	2006	2005
Net income (loss)	$61	$(1,694)
Net cash provided by operating activities	968	3,142
Net cash (used in) investing activities	(10,451)	(201)
Net cash (used in) financing activities	(3,262)	(145)
Cash and cash equivalents at end of period	10,382	4,871
At March 31, 2006, our balance of cash and cash equivalents was $10.4 million. We also had $8.4 million of marketable securities. Cash and cash equivalents exclude restricted cash of $5.9 million.
Cash provided by operating activities decreased by $2.2 million to $1.0 million principally due to timing differences in the payment of accounts payable and receipts of accounts receivable. The ongoing level of cash from operating activities is subject to, among other factors, leasing activity at our properties, including Presidents Park, which was 69.5% leased at March 31, 2006.
Cash used in investing activities in the 2006 quarter increased by $10.3 million to $10.5 million and included the payment of the cash portion of the acquisition cost of the Republic Building ($8.0 million) which we acquired in December 2005. We also invested approximately $3.5 million in tenant improvements at our properties during the quarter.
Cash used in financing activities increased by $3.1 million to $3.3 million. Uses include the 2006 payment of offering costs and taxes in connection with the IPO, partially offset by the proceeds from the exercise by the underwriters of our IPO of a portion of their over-allotment option.
We also have a $150.0 million senior secured line of credit with KeyBank, which we closed on May 1, 2006. Our ability to draw on this line of credit is subject to, among other things, the maintenance of the following financial ratios:
• The outstanding principal balance under the line of credit cannot exceed 65% of the sum of appraised values of each of the mortgaged properties (i.e., Campus at Dulles Technology Center and Presidents Park I, II and III);
• Corporate leverage ratio cannot exceed 70%;
• The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.45 to 1.00 for the sum of the two most recently ended calendar quarters; and
• Our consolidated tangible net worth cannot be less than the sum of $190 million plus 75% of the sum of (a) net offering proceeds derived from equity offerings (excluding the initial public offering) plus (b) the value of operating partnership units or common shares issued upon contribution of assets to our operating partnership.
Additionally, we are restricted from paying distributions on either our units or common shares, if
(i) with respect to the fiscal quarters ending on June 30, 2007 and September 30, 2007, the distribution paid in such quarter when added to the distribution paid for the fiscal quarter immediately preceding exceeds 100% of our funds from operations for such fiscal quarters;
(ii) with respect to the fiscal quarters ending on December 31, 2007 and March 31, 2008, the distribution paid in such quarter when added to the distribution paid for the fiscal quarter immediately preceding exceeds 95% of our funds from operations for such fiscal quarters; and

(iii) with respect to all fiscal quarters ending on or after June 30, 2008, the distribution paid in such quarter when added to the distributions paid for the three fiscal quarters immediately preceding exceeds 95% of our funds from operations for such fiscal quarters.
While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, it is possible that certain of the financial ratios could constrain our ability to access the entire committed amount. The amount of the facility funded at closing was $23.0 million, and the proceeds, together with cash on hand, were used to repay the $33.0 million of indebtedness on our Presidents Park properties. We expect to use our line of credit, together with net cash provided by operating activities, to fund investments in our properties in the form of capital improvements, tenant improvements and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of draws under the line of credit, the outstanding balance is subject to ongoing fluctuation and the amounts outstanding may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business.
We expect to close on the previously announced acquisition of WillowWood I and II in the second quarter of 2006. We expect to fund the $66 million purchase price with secured mortgage debt and amounts drawn from our line of credit.
There have been no significant changes to our contractual obligations or off-balance sheet arrangements since December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in the market prices and interest rates.
Our exposure to market risk has not materially changed since December 31, 2005.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Internal Control Over Financial Reporting
     We completed our initial public offering in December 2005 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2006. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the above mentioned evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure control and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     At this time the Company is not involved in any legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.
Item 1A. Risk Factors.
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.
•	In May 2006, we closed on our $150.0 million senior secured line of credit with KeyBank National Association and other lenders. Accordingly, the risk of not closing the line that was provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is no longer applicable. Further, as anticipated, the executed line of credit includes financial and other covenants that limit our ability to take certain actions in respect to our business, which could adversely affect our financial condition, liquidity and results of operations.

•	Advances under our line of credit bear interest at a variable rate. We may borrow additional money with variable interest rates in the future. Although we may enter into hedging agreements to limit our exposure to rising interest rates as we determine to be appropriate and cost effective, increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense and consequently could adversely affect our cash flows and results of operations. As of May 1, 2006, the date we closed our line of credit, we had $23.0 million of variable rate debt outstanding. We have not entered into any hedging agreements.

Further, rising interest rates could limit our ability to refinance existing debt when it matures. An inability to refinance our existing debt could harm our ability to execute our business strategies and grow our portfolio. In addition, an increase in interest rates could decrease the amount third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

•	Following the federal charges filed against, and the subsequent resignation of, a commissioner of the City of West Palm Beach, Florida, and following certain discussions with the City’s representatives concerning our involvement in the City Center project and other matters involving that commissioner, the Company understands that on May 8, 2006, the West Palm Beach City Commission ratified a motion of the West Palm Beach Community Redevelopment Agency that seeks our consent to an assignment of the City Center development agreement with the City of West Palm Beach to an unrelated third party. We have commenced an internal review relating to such matters, and upon completion of this review we intend to discuss with the City of West Palm Beach the most appropriate manner for amicably resolving issues relating to this matter. We cannot provide any assurances, however, that any such resolution will be reached, that such resolution will be on terms favorable to us, or that the City of West Palm Beach will not determine to abandon, or otherwise terminate the City Center project, all of which may have a negative impact on our cash flows and operating results. In addition, the ongoing internal review may divert management’s attention away from our day-to-day operations and cause us to incur certain legal and other costs, which could have an adverse impact on our operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities
None.
(b) Use of proceeds
The use of proceeds from our initial public offering, including the January 2006 exercise by the underwriters of a portion of their over-allotment option, was described in our Annual Report on Form 10-K for the year ended December 31, 2005.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
10.1	Professional Services Agreement, effective as of October 26, 2004, by and between West Palm Beach Community Redevelopment Agency and Republic-WPB Corp. *

10.2	Amendment No. 1 to Professional Services Agreement, effective as of March 28, 2005, by and between West Palm Beach Community Redevelopment Agency and Republic-WPB Corp. *

10.3	Amendment No. 2 to Professional Services Agreement, effective as of March 29, 2006, by and between West Palm Beach Community Redevelopment Agency and Republic-WPB LLC. *

10.4	Amendment to Republic Property Trust Trustees Compensation Policy, effective as of January 1, 2006. # *

10.5	Senior Secured Revolving Credit Agreement, dated as of May 1, 2006, by and among Republic Property Limited Partnership, as borrower, and Republic Property Trust, as guarantor, and Key Bank National Association, and other lenders which are parties to the Agreement, and KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager. *

10.6	Letter Agreement, effective as of March 13, 2006, by and among Parcel 47D LLC, Portals Interests LLC and Republic Property TRS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2006).

10.7	Purchase and Sale Agreement and Escrow Instructions by and between SMII Fairfax LLC and Republic Property Limited Partnership, dated as of March 22, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2006).

31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated May 12, 2006. *

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated May 12, 2006. *

32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and the Chief Financial Officer, respectively, dated May 12, 2006. *

#	Represents a management contract or compensation plan, contract or arrangement.

*	Filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC PROPERTY TRUST

By: /s/ Michael J. Green

Michael J. Green
Executive Vice President and Chief Financial Officer
(On behalf of Republic Property Trust and as its Principal Financial Officer)
May 12, 2006