Form 10-Q
period 2006-06-30
Republic Property Trust
filed 2006-08-10
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	20-3241867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1280 Maryland Avenue, S.W., Suite 280 Washington, D.C.	20024 (Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2006

Common Shares of beneficial interest,	26,056,528 shares
$0.01 par value per share

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
Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” “should,” “projected,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:
•	Our ability to borrow on favorable terms;

•	General economic and business conditions, which we believe will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

•	Adverse changes in the real estate markets including, among other things, increased competition with other companies;

•	Risks related to real estate acquisition and development, including, among other things, risks that the development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

•	Our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•	Risks associated with the leasing and operation of office properties, including risks that we may not be able to lease available space at favorable rental rates or in anticipated time frames, that tenants will not take occupancy or pay rent in accordance with their leases, or that operating costs may be greater than anticipated;

•	Our ability to pay our estimated distributions at their current rate;

•	Governmental actions and initiatives;

•	Environmental requirements; and

•	Those risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our Quarterly Report on From 10-Q for the three months ended March 31, 2006 and elsewhere in this report.
We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Republic Property Trust
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

(Dollars in thousands)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Investment in real estate:
Land	$94,600	$83,600
Commercial office buildings and improvements	443,141	384,490

	537,741	468,090
Less: accumulated depreciation and amortization	(27,617)	(19,486)

	510,124	448,604
Cash and cash equivalents	7,474	23,127
Marketable securities	—	10,004
Restricted cash	6,991	9,386
Rents and other receivables	6,323	5,301
Prepaid expenses and other assets	25,459	23,975

Total Assets	$556,371	$520,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$245,211	$231,894
Line of credit payable	47,000	—
Intangible lease liabilities	20,956	20,886
Taxes payable	642	16,604
Accounts payable and accrued liabilities	9,100	15,127
Acquisition payables	—	7,204
Tenant security deposits	2,449	2,267
Advance rents	1,252	1,005

Total liabilities	326,610	294,987

Minority interest — operating partnership	27,622	28,080

Shareholders’ Equity
Preferred stock, par value $0.01, 40 million shares authorized, none issued and outstanding in 2006 or 2005	—	—
Common stock, par value $0.01, 200 million shares authorized, 26.1 million and 25.0 million shares issued and outstanding in 2006 and 2005, respectively	261	250
Additional paid-in capital	219,798	208,814
Accumulated deficit	(17,920)	(11,734)

Total Shareholders’ Equity	202,139	197,330

Total Liabilities and Shareholders’ Equity	$556,371	$520,397

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Operations — Unaudited

	The Company	The Predecessor	The Company	The Predecessor
	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands except per share amounts)	2006	2005	2006	2005
Revenue:
Rental income	$13,939	$8,819	$27,264	$17,510
Management and development fees and associated reimbursements	3,862	—	5,224	—

Total operating revenue	17,801	8,819	32,488	17,510

Expenses:
Real estate taxes	1,312	771	2,602	1,541
Property operating costs	2,510	1,684	5,020	3,243
Depreciation and amortization	5,178	2,733	9,877	5,464
Management fees	—	759	—	1,525
Cost of management and development fees and associated reimbursements	3,070	—	3,937	—
General and administrative	2,299	83	4,630	208

Total operating expenses	14,369	6,030	26,066	11,981

Operating income	3,432	2,789	6,422	5,529

Other income and expense:
Interest income	148	40	462	66
Interest expense	(3,782)	(4,618)	(7,017)	(9,078)

Total other income and expense	(3,634)	(4,578)	(6,555)	(9,012)

Net loss before minority interest	(202)	(1,789)	(133)	(3,483)

Minority interest	24	—	16	—

Net loss	$(178)	$(1,789)	$(117)	$(3,483)

Basic and diluted loss per common share	$(0.01)		$(0.00)

Weighted average common shares outstanding basic and diluted	26,044,285		26,015,180
Distributions declared per common share	$0.206		$0.233

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Cash Flows — Unaudited

	The Company	The Predecessor
	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Operating activities:
Net loss	$(117)	$(3,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(16)	—
Stock awards	74	—
Depreciation and amortization	9,877	5,464
Amortization of net lease intangibles	(735)	310
Amortization of loan costs	206	1,127
Other	197	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,022)	(1,072)
Prepaid expenses and other assets	(1,339)	(1,676)
Accounts payable and accrued expenses	(469)	3,206
Advance rents	247	90
Tenant security deposits	182	155

Net cash provided by operating activities	7,085	4,121

Investing activities
Investment in real estate and intangibles	(74,725)	—
Purchase of property and equipment	(3,988)	(348)
Sale of marketable securities, net	10,004	—

Net cash used in investing activities	(68,709)	(348)

Financing activities
Net proceeds of sale of common stock	11,396	—
Payment of IPO offering costs	(4,018)	—
Payment of tax liability assumed in Formation Transactions	(15,212)	—
Issuance of debt	46,400	626
Line of credit, net	47,000	—
Principal repayments of debt	(33,280)	(4,264)
Deferred financing costs	(1,811)	—
Decrease (increase) in restricted cash	2,395	(1,301)
Distributions paid to shareholders	(6,069)	—
Distributions paid to unitholders	(830)	—
Contributions from partners	—	7,384
Distributions to partners	—	(4,401)

Net cash provided by (used in) financing activities	45,971	(1,956)
Net (decrease) increase in cash and cash equivalents	(15,653)	1,817
Cash and cash equivalents at beginning of period	23,127	2,075

Cash and cash equivalents at end of period	$7,474	$3,892

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,225	$6,815

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Six Months Ended June 30, 2006 and 2005
1. Organization and Description of Business
Republic Property Trust (“we,” “us” or the “Company”) was formed on July 15, 2005, is headquartered in Washington, D.C., and is a fully integrated, self-administered and self-managed Maryland real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market. We also selectively seek fee-based development opportunities for all real estate classes in various geographic areas inside and outside of Greater Washington, D.C.
As of June 30, 2006, we owned 12 commercial properties consisting of 23 institutional-grade office buildings. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership (“Operating Partnership”). The Company is the sole general partner of, and owns an approximate 88% interest in, the Operating Partnership at June 30, 2006. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.
We completed our initial public offering of common shares (the “IPO”) on December 20, 2005. The IPO resulted in the sale of 21,021,200 common shares, including 1,021,200 shares pursuant to the partial exercise of the underwriters’ over-allotment option, at a price per share of $12.00, generating gross proceeds to the Company of $252.3 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees, but prior to other offering costs, were approximately $234.6 million.
Concurrently with the closing of the IPO, the Company entered into various formation transactions as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The Company had no significant operations prior to the consummation of the IPO and the formation transactions. The financial statements covered in this report represent the results of operations and financial condition of RKB Washington Property Fund I L.P. (the “Predecessor”) prior to the IPO and the formation transactions and of the Company thereafter.
We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage completion basis. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts have been reclassified to conform to the current period presentation.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the diluted EPS calculation neither net loss nor the number of shares were adjusted since there were no material dilutive securities outstanding during the period. As of June 30, 2006 there were 7,500 restricted shares that could potentially dilute basic EPS in the future.
4. Comprehensive Income
We have no items of comprehensive income other than our net results for all periods presented.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Six Months Ended June 30, 2006 and 2005
5. Distributions Declared
During the six month period ended June 30, 2006 we declared and paid cash distributions of $0.233 per common share comprising $0.027 per common share for the period commencing upon completion of our IPO on December 20, 2005 and ending on December 31, 2005 and $0.206 per common share for the three months ended March 31, 2006. We declared a quarterly cash distribution of $0.206 per common share for the period commencing on April 1, 2006 and ending on June 30, 2006. The distribution is payable on August 14, 2006 to shareholders of record on July 31, 2006.
6. Shareholders’ Equity
On January 6, 2006, we sold 1,021,200 shares of common stock at $12.00 per share when the underwriters of our IPO exercised a portion of their over-allotment option. This resulted in net proceeds of $11.4 million to the Company.
7. Taxes payable
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for periods subsequent to our IPO. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90% of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent it distributes its income to its shareholders. We believe that we qualify and we intend to continue to qualify as a REIT under the Code and intend to distribute at least 100% of our taxable income currently to our shareholders. As a result, no provision for federal income taxes on income from continuing operations has been made, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (Republic Property TRS, LLC, or TRS). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income, and our TRS is subject to tax at regular corporate income tax rates. During 2005 we incurred a taxable loss at our TRS, and we established a valuation allowance against the associated deferred tax asset. During 2006 we expect to generate taxable income in excess of the taxable loss carryforwards, and in the following quarters we expect to record income tax accordingly.
In connection with the IPO and Formation Transactions, we assumed from RKB Holding L.P. (“RKB”), which merged into and with our Operating Partnership on December 20, 2005 and was taxed as a corporation, a liability for income taxes of $15.9 million. We paid $13.0 million of the federal income tax on March 15, 2006, and $2.3 million of state taxes on April 13, 2006. We also assumed a tax liability of $642,000 in connection with certain withholding taxes payable by RKB. In addition, in connection with the acquisition of the Republic Building, we assumed from RPT 1425 Investors L.P. a tax liability of $749,700 which we paid on January 31, 2006.
8. WillowWood I and II Acquisition
On May 25, 2006, through 100% owned subsidiaries of our Operating Partnership, we acquired the fee interest in WillowWood I & II, for $66.8 million, including transaction costs. The acquisition of the two Class A office buildings, totaling approximately 250,000 square feet, completed our acquisition of the four-building office complex. We funded the majority of the purchase price through a 10 year $46.4 million fixed rate mortgage loan at 6.2% and the balance using proceeds from our line of credit. The acquisition of WillowWood I & II is reflected in our consolidated results of operations for periods subsequent to May 25, 2006.
The following unaudited pro forma financial information sets forth the consolidated operating results as if the acquisition of WillowWood I & II had occurred at the beginning of the periods presented. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenue	$18,778	$10,388	$35,094	$20,642

Net loss	$(609)	$(2,613)	$(1,260)	$(5,104)

Diluted loss per share	$(0.02)		$(0.05)

Earnings per share data is not included for 2005 periods because the Predecessor did not have any outstanding shares during those periods.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Six Months Ended June 30, 2006 and 2005
9. Commitments and Contingencies
Legal Matters
At this time the Company is not involved in any material legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.
10. Line of Credit
On May 1, 2006, we entered into a $150.0 million secured line of credit facility (the “Facility”) with Keybank. The Facility has an option that allows us to increase the amount of the facility by up to $100 million provided certain criteria are met. Borrowings under the Facility are secured by our Campus at Dulles Technology Center and Presidents Park I, II and III properties. The amount of the Facility funded at closing was $23.0 million, and the proceeds, together with cash on hand, were used to repay the $33.0 million of indebtedness on our Presidents Park properties. We have used and intend to use the Facility principally to finance future acquisitions, to fund tenant improvements and capital expenditures, to pay distributions and to provide for other corporate purposes. Our ability to draw on the Facility is subject to the maintenance of certain financial ratios specified in the line of credit agreement. At our option, borrowings under the Facility bear interest at LIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin varies between 1.15% and 1.90% on LIBOR rate loans and between 0.00% and 0.50% on base rate loans. We also pay a facility fee, based on the unused amount of the Facility, which ranges from 12.5 to 20 basis points. The Facility is scheduled to mature in April 2009 subject to a one-year extension at our option. The interest rate as of June 30, 2006 was 6.625%.
On March 1, 2006, the Operating Partnership’s commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc. and RKB Washington Property Fund I L.P., in connection with a proposed $150.0 million senior secured revolving credit facility, terminated in accordance with its terms. In connection with the initial commitment letter, we deposited $0.7 million with Lehman Brothers. In the first quarter of 2006, due to the termination of the commitment, we recorded a general and administrative expense of $0.5 million, including $0.4 million of such deposit that was not recovered in cash upon termination.
11. City Center Project in West Palm Beach
As previously disclosed, following the federal charges being filed against and the subsequent resignation of a commissioner of the City of West Palm Beach, Florida, and following certain discussions with the City’s representatives concerning our involvement in the City Center project and other matters involving that commissioner, the Company understands that on May 8, 2006, the West Palm Beach City Commission ratified a motion of the West Palm Beach Community Redevelopment Agency that seeks our consent to an assignment of the City Center development agreement with the City of West Palm Beach to an unrelated third party. On May 25, 2006, the Company received a facsimile of a purported notice of termination of the City Center development agreement. Because, among other things, the Company believed that this notice of termination was not delivered pursuant to the terms of the City Center development agreement, on May 31, 2006, the Company delivered a written letter to the City of West Palm Beach rejecting its basis for terminating the City Center development agreement and indicating that the City would be in breach of the City Center development agreement if it treated such agreement as terminated.
The Company is engaged in discussions related to a potential resolution of matters between the Company and the City associated with the City Center development agreement with the City. We cannot provide any assurances, however, that any agreement will be reached, that any agreement or other resolution will be on terms favorable to us or will not result in us foregoing any potential future revenue or income from the City Center project, or that the City of West Palm Beach will not determine to abandon, or otherwise terminate the City Center project, all of which may have a negative impact on the management of our business and on our cash flows and operating results.
Additionally, as previously discussed, in May 2006, the Audit Committee of our Board of Trustees commenced an internal review relating to such matters.
Due to the current situation with respect to the City Center development project located in West Palm Beach, we have

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Six Months Ended June 30, 2006 and 2005
written-off to depreciation and amortization expense $0.2 million in unamortized costs related to the development agreement that was contributed to the Company by Republic Properties Corporation. We have incurred through June 30, 2006, $0.3 million of costs for legal and professional fees surrounding the ongoing investigation of West Palm Beach matters, which have been reflected in general and administrative expenses. We have continued to incur costs related to this matter, which could adversely impact our financial results for future quarters.
During the second quarter of 2006 progress was made on the demolition phase of the project. Consistent with generally accepted accounting principles, specifically EITF 99-19 and EITF 01-14, in connection with the work on the demolition phase, we have reflected $2.2 million of reimbursable construction costs as management and development fees and $2.2 million of related costs as cost of management and development fees and related reimbursements in our consolidated statement of operations. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and related reimbursements.
12. Subsequent Events
On August 8, 2006, we announced that we had entered into an agreement to acquire the fee interest in Dulles Park Technology Center (“Dulles Park”) from Dulles Park Tech Center LLC, for a purchase price of approximately $48.3 million in cash, which is expected to be funded by drawing on our line of credit. Dulles Park is a five-story Class A office building totaling approximately 181,000 net rentable square feet. The property is located in Herndon, Virginia and is adjacent to Campus at Dulles Technology Center, a seven building office park owned by us. The transaction is scheduled to close in September 2006, although there can be no assurances that such transaction will be consummated as scheduled or at all.
In connection with the Dulles Park acquisition, we deposited a refundable $1.0 million in escrow upon entering into the agreement on July 31, 2006 and on August 7, 2006 the due diligence period expired and we deposited an additional $1.0 million in escrow. As a result of the due diligence period expiring, the $2.0 million deposit is no longer refundable.
On August 10, 2006 we entered into a rate lock agreement and deposited $1.0 million with KeyBank to fix the interest rate at 6.09% on up to $100 million of secured financing. We expect to close the loan subsequent to the acquisition of Dulles Park, and expect that the collateral for such financing will comprise the Dulles Park property, together with one of our existing properties, Campus at Dulles Technology Center. We expect to use the proceeds of such financing to repay outstanding balances under our line of credit. In connection with the $100 million loan, we expect that Campus at Dulles Technology Center will be removed as a collateral property under our line of credit, and the balance available under our line of credit will be reduced accordingly.

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
Critical Accounting Policies
Our 2005 Annual Report on Form 10-K contains a discussion of critical accounting policies that include revenue recognition, income taxes, deferred charges, investment in real estate assets and asset impairment. For the six months ended June 30, 2006, there were no material changes to these policies.
Comparison of three months ended June 30, 2006 to three months ended June 30, 2005

				Changes
				Resulting
				from
	June 30,	June 30,		Additional	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Variance
Revenue
Rental income	$12,409	$7,828	$4,581	$3,774	$807
Tenant reimbursements	1,397	896	501	527	(26)
Management and development fees	3,862	—	3,862	—	3,862
Other	133	95	38	(7)	45

Total revenue	17,801	8,819	8,982	4,294	4,688
Expenses
Real estate taxes	1,312	771	541	444	97
Property operating costs	2,510	1,684	826	630	196
Depreciation and amortization	5,178	2,733	2,445	1,979	466
Management fees	—	759	(759)	—	(759)
Cost of management and development fees	3,070	—	3,070	—	3,070
General and administrative	2,299	83	2,216	—	2,216

Total operating expenses	14,369	6,030	8,339	3,053	5,286
Interest income and expense, minority interest
Interest income	148	40	108	25	83
Interest expense	(3,782)	(4,618)	836	(1,782)	2,618
Minority interest	24	—	24	62	(38)

Net income (loss)	$(178)	$(1,789)	$1,611	$(454)	$2,065

The changes resulting from additional properties detailed above are the result of the December 2005 acquisition of the Republic Building and the May 2006 acquisition of WillowWood I & II. Apart from those acquisitions, the portfolio comprised the same properties for both fiscal periods presented.
The remaining variances are attributable to the following factors:
•	Rental income — Increased rental income is primarily attributable to our Presidents Park property which was 44.5% leased at January 1, 2005 and 69.5% leased at June 30, 2006 and contributed $0.9 million in increased revenue. At Presidents Park, 183,000 square feet remains vacant as of June 30, 2006, of which 150,000 square feet remains in shell condition. We believe that it can take approximately six months from the date a lease is executed to build out shell space and prepare it for occupancy.

•	Management and development fees — We earned management and development fees from the various management and development agreements with related parties that were contributed to us in connection with the IPO and formation transactions. Included in management and development fees are $2.2 million of cost reimbursements relating to the 2006 second quarter progress on the West Palm Beach project. The costs to which the reimbursements relate are reflected in cost of management and development fees.

Management and development fees earned in the period presented also consist of $0.9 million of management fees and payroll reimbursements, $0.2 million of development fees and $0.6 million of financing fees.

•	Real estate taxes — Real estate taxes increased due to increased tax assessments at two of our properties.

•	Property operating costs — Property operating costs increased due to increased occupancy at Presidents Park, in addition to higher HVAC maintenance, landscaping and property management costs at our other properties.

•	Depreciation and amortization — Depreciation and amortization increased as a result of the amortization of the intangible assets for our third-party management and development agreements, a write-off of the $181,000 intangible asset related to the West Palm Beach development agreement, and depreciation associated with the recent tenant improvements at Presidents Park.

•	Management fees — Management fees expense represents fees paid by our Predecessor prior to our IPO. These agreements were terminated on December 19, 2005.

•	Cost of management and development fees — Cost of management and development fees include costs associated with providing the services under our management and development agreements. Costs related to providing services under our management and development agreements excluding the West Palm Beach project amounted to $0.8 million for the period presented. These costs include direct and other attributable payroll costs. We incurred costs during the second quarter of 2006 in connection with the West Palm Beach Project. $2.2 million of these costs are reimbursable by the City of West Palm Beach and are reflected as management and development fees. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and are not reimbursable to us.

•	General and administrative — General and administrative expense is not directly comparable since the costs of our administrative function were not borne by our predecessor. General and administrative costs include costs of our administrative function generally and the costs associated with operating as a public company. Also reflected in general and administrative expense for the quarter ended June 30, 2006 is approximately $0.3 million of legal and professional fees related to the West Palm Beach internal inquiry.

•	Interest income — Interest income increased as a result of temporarily higher cash balances and investments of some of our IPO proceeds in marketable securities.

•	Interest expense — Interest expense decreased due to the repayment of approximately $124 million of our Predecessor’s debt using proceeds from our IPO. We expect interest expense in subsequent periods to increase given higher debt levels primarily due to the recent acquisition of WillowWood I & II.

Comparison of six months ended June 30, 2006 to six months ended June 30, 2005

				Changes
				Resulting
				from
	June 30,	June 30,		Additional	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Variance
Revenue
Rental income	$24,119	$15,522	$8,597	$6,897	$1,700
Tenant reimbursements	2,850	1,798	1,052	1,032	20
Management and development fees	5,224	—	5,224	—	5,224
Other	295	190	105	23	82

Total revenue	32,488	17,510	14,978	7,952	7,026
Expenses
Real estate taxes	2,602	1,541	1,061	854	207
Property operating costs	5,020	3,243	1,777	1,172	605
Depreciation and amortization	9,877	5,464	4,413	3,492	921
Management fees	—	1,525	(1,525)	—	(1,525)
Cost of management and development fees	3,937	—	3,937	—	3,937
General and administrative	4,630	208	4,422	—	4,422

Total operating expenses	26,066	11,981	14,085	5,518	8,567
Interest income and expense, minority interest
Interest income	462	66	396	42	354
Interest expense	(7,017)	(9,078)	2,061	(3,242)	5,303
Minority interest	16	—	16	92	(76)

Net income (loss)	$(117)	$(3,483)	$3,366	$(674)	$4,040

The changes resulting from additional properties detailed above are the result of the December 2005 acquisition of the Republic Building and the May 2006 acquisition of WillowWood I & II. Apart from those acquisitions, the portfolio comprised the same properties for both periods presented.
The remaining variances are attributable to the following factors:
•	Rental income — Increased rental income is primarily attributable to our Presidents Park properties which was 44.5% leased at January 1, 2005 and 69.5% leased at June 30, 2006 and contributed $1.8 million in increased revenue. At Presidents Park, 183,000 square feet remains vacant as of June 30, 2006, of which 150,000 square feet remains in shell condition. We believe that it can take approximately six months from the date a lease is executed to build out shell space and prepare it for occupancy.

•	Management and development fees — We earned management and development fees from the various management and development agreements with related parties that were contributed to us in connection with the IPO and formation transactions. Also included in management and development fees are $2.2 million of cost reimbursements relating to the second quarter of 2006 progress on the West Palm Beach project. The costs to which the reimbursements relate are reflected cost of management and development fees.

Management and development fees earned in the period presented consist of $1.7 million of management fees and payroll reimbursements, $0.7 million of development fees and $0.6 million of financing fees.

•	Real estate taxes — Real estate taxes increased due to increased tax assessments at two of our properties.

•	Property operating costs — Property operating costs increased due to increased occupancy at Presidents Park, in addition to higher HVAC maintenance, landscaping and property management costs at our other properties.

•	Depreciation and amortization — Depreciation and amortization increased as a result of the amortization of the intangible assets for our third-party management and development agreements, a write-off of the $181,000 intangible asset related to the West Palm Beach development agreement, and depreciation associated with the recent tenant improvements at Presidents Park.

•	Management fees — Management fees expense represents fees paid by our Predecessor prior to our IPO. These agreements were terminated on December 19, 2005.

•	Cost of management and development fees — Cost of management and development fees include costs associated with providing the services under our management and development agreements. Costs related to providing services under our management and development agreements excluding the West Palm Beach project amounted to $1.6 million for the period presented. These costs include direct and other attributable payroll costs. We incurred costs during the second quarter of 2006 in connection with the West Palm Beach Project. $2.2 million of these costs are reimbursable by the City of West Palm Beach and are reflected as management and development fees. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and are not reimbursable to us.

•	General and administrative — General and administrative expense is not directly comparable since the costs of our administrative function were not borne by our predecessor. General and administrative costs include costs of our administrative function generally and the costs associated with operating as a public company. Also reflected in general and administrative expense for the six months ended June 30, 2006 is approximately $0.5 million of costs incurred in connection with the termination of the line of credit with Lehman Brothers and $0.3 million of legal and professional fees related to the West Palm Beach internal inquiry.

•	Interest income — Interest income increased as a result of temporarily higher cash balances and investments of some of our IPO proceeds in marketable securities.

•	Interest expense — Interest expense decreased due to the repayment of approximately $124 million of our Predecessor’s debt using proceeds from our IPO. We expect interest expense in subsequent periods to increase given higher debt levels primarily due to the recent acquisition of WillowWood I & II.
Liquidity and Capital Resources

	June 30,	June 30,
(Dollars in thousands)	2006	2005
Net loss	$(117)	$(3,483)
Net cash provided by operating activities	7,085	4,121
Net cash used in investing activities	(68,709)	(348)
Net cash provided by (used in) financing activities	45,971	(1,956)
Cash and cash equivalents at end of period	7,474	3,892
At June 30, 2006, our balance of cash and cash equivalents was $7.5 million. Cash and cash equivalents exclude restricted cash of $7.0 million.
Cash provided by operating activities increased by $3.0 million to $7.1 million principally due to lower interest expense and increased revenue from Presidents Park, which was 69.5% leased at June 30, 2006 versus 44.5% at January 1, 2005.
Cash used in investing activities in the 2006 period of $68.7 million included the WillowWood I & II acquisition ($66.8 million including transaction costs), and the payment of the cash portion of the acquisition cost of the Republic Building ($8.0 million) which we acquired in December 2005. We also invested approximately $4.0 million in tenant improvements and other capital expenditures at our properties during the 2006 period. These cash uses were partially offset by proceeds from the sale of marketable securities of $10.0 million. In future quarters, upon obtaining leases at our Presidents Park property, we expect to invest significant additional capital expenditures to prepare the space for occupancy by tenants.
Cash provided by financing activities increased by $47.9 million to $46.0 million principally due to proceeds from the financing of WillowWood I & II ($46.4 million) and borrowings of $47.0 million on our line of credit partially offset by the repayment of the indebtedness on our Presidents Park property ($33.0 million) and the payment of tax liabilities assumed in our formation transaction ($15.2 million).
We have a $150.0 million senior secured line of credit with KeyBank, which we closed on May 1, 2006, and which currently represents our primary source of capital in addition to cash flow from operations. As of June 30, 2006 we have $62.7 million of capacity remaining on the line. Our ability to draw on this line of credit is subject to, among other things, the maintenance of the following financial ratios:
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
Additionally, we are restricted from paying distributions on either our common shares or partnership units in our Operating Partnership, if
(i) with respect to the fiscal quarters ending on June 30, 2007 and September 30, 2007, the distribution paid in such quarter when added to the distribution paid for the fiscal quarter immediately preceding exceeds 100% of our funds from operations for such fiscal quarters;
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
Cash flow from operating activities is an important factor in our ability to sustain our quarterly distribution at its current rate. We anticipate that our cash flow from operating activities will be impacted by the vacancy in our portfolio, including our Presidents Park property. We anticipate that, in order to maintain our current quarterly distribution, we will be required to fund a shortfall in cash flow by borrowing under our line of credit. Further, our ability to borrow under our line of credit to pay our quarterly distribution may be limited by the terms of our debt covenants. There can be no assurance that our Board of Trustees will not later reduce our quarterly distribution below the current rate.
There have been no significant changes to our contractual obligations or off-balance sheet arrangements since December 31, 2005, except for (i) the mortgage debt of $46.4 million we incurred in connection with the WillowWood I & II acquisition, which matures in June 2016; and (ii) the increase in variable rate debt of $14.0 million arising from borrowings on our line of credit which closed on May 1, 2006 partially offset by the payoff of the Presidents Park mortgage.
Recent Developments
As previously disclosed, following the federal charges being filed against and the subsequent resignation of a commissioner of the City of West Palm Beach, Florida, and following certain discussions with the City’s representatives concerning our involvement in the City Center project and other matters involving that commissioner, the Company understands that on May 8, 2006, the West Palm Beach City Commission ratified a motion of the West Palm Beach Community Redevelopment Agency that seeks our consent to an assignment of the City Center development agreement with the City of West Palm Beach to an unrelated third party. On May 25, 2006, the Company received a facsimile of a purported notice of termination of the City Center development agreement. Because, among other things, the Company believed that this notice of termination was not delivered pursuant to the terms of the City Center development agreement, on May 31, 2006, the Company delivered a written letter to the City of West Palm Beach rejecting its basis for terminating the City Center development agreement and indicating that the City would be in breach of the City Center development agreement if it treated such agreement as terminated.

The Company is engaged in discussions related to a potential resolution of matters between the Company and the City associated with the City Center development agreement with the City. We cannot provide any assurances, however, that any agreement will be reached, that any agreement or other resolution will be on terms favorable to us or will not result in us foregoing any potential future revenue or income from the City Center project, or that the City of West Palm Beach will not determine to abandon, or otherwise terminate the City Center project, all of which may have a negative impact on the management of our business and on our cash flows and operating results.
Additionally, as previously disclosed, in May 2006, the Audit Committee of our Board of Trustees commenced an internal review relating to such matters.
On August 8, 2006, we announced that we had entered into an agreement to acquire the fee interest in Dulles Park Technology Center (“Dulles Park”) from Dulles Park Tech Center LLC, for a purchase price of approximately $48.3 million in cash, which is expected to be funded by drawing on our line of credit. Dulles Park is a five-story Class A office building totaling approximately 181,000 net rentable square feet. The property is located in Herndon, Virginia and is adjacent to Campus at Dulles Technology Center, a seven building office park owned by us. The transaction is scheduled to close in September 2006, although there can be no assurances that such transaction will be consummated as scheduled or at all.
In connection with the Dulles Park acquisition, we deposited a refundable $1.0 million in escrow upon entering into the agreement on July 31, 2006 and on August 7, 2006 the due diligence period expired and we deposited an additional $1.0 million in escrow. As a result of the due diligence period expiring, the $2.0 million deposit is no longer refundable.
On August 10, 2006 we entered into a rate lock agreement and deposited $1.0 million with KeyBank to fix the interest rate at 6.09% on up to $100 million of secured financing. We expect to close the loan subsequent to the acquisition of Dulles Park, and expect that the collateral for such financing will comprise the Dulles Park property, together with one of our existing properties, Campus at Dulles Technology Center. We expect to use the proceeds of such financing to repay outstanding balances under our line of credit. In connection with the $100 million loan, we expect that Campus at Dulles Technology Center will be removed as a collateral property under our line of credit, and the balance available under our line of credit will be reduced accordingly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our future results of operations, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates.
Our exposure to market risk has changed since December 31, 2005 due to (i) the mortgage debt we incurred in connection with the WillowWood I & II acquisition; and (ii) the change in variable rate debt arising from our line of credit which closed on May 1, 2006.
Based on the level of fixed rate debt outstanding at June 30, 2006, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $10.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $11.4 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $20.8 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $23.6 million.
Our only variable rate debt obligations outstanding are amounts drawn under our secured line of credit. Based on the level of variable rate debt outstanding at June 30, 2006, a 100 basis point change in interest rates would result in an annual impact to interest expense of approximately $470,000. A 200 basis point change in interest rates would result in an annual impact to interest expense of approximately $940,000.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Internal Control Over Financial Reporting
We completed our initial public offering in December 2005 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2006. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the above mentioned evaluation required by Rule 13a-15(b) under the Exchange Act of the effectiveness of our disclosure control and procedures (as defined in Rule 13a-15(e) under the Exchange Act) since March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At this time the Company is not involved in any material legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.
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
•	In May 2006, we closed on our $150.0 million senior secured line of credit with KeyBank National Association and other lenders. Accordingly, the risk of not closing the line that was provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is no longer applicable. Further, as anticipated, the executed line of credit includes financial and other covenants that limit our ability to take certain actions in respect to our business, which could adversely affect our financial condition, liquidity and results of operations.

•	Advances under our line of credit bear interest at a variable rate. We may borrow additional money with variable interest rates in the future. Although we may enter into hedging agreements to limit our exposure to rising interest rates as we determine to be appropriate and cost effective, increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense and consequently could adversely affect our cash flows and results of operations. As of June 30, 2006, we had $47.0 million of variable rate debt outstanding. We have not entered into any hedging agreements.

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

•	Due to the uncertainty concerning the resolution of the disagreements with respect to the City Center development project located in West Palm Beach, we have written-off to depreciation and amortization expense $0.2 million in unamortized costs related to the development agreement that was contributed to the Company by Republic Properties Corporation. Accordingly, the financial risks associated with losing the right to provide fee-based development services for the City Center project that were provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are no longer applicable.

•	While the Company and the attorneys for the City of West Palm Beach are engaged in discussions related to a potential resolution of matters between the Company and the City associated with the City Center development agreement, we cannot provide any assurances that such resolution will be agreed upon, that such resolution will be on terms favorable to us, or that the City of West Palm Beach will not determine to abandon, or otherwise terminate the City Center development agreement. Any inability to resolve these matters amicably may divert management's attention away from our day-to-day operations and cause us to incur certain legal and other costs, which could have an adverse impact on our cash flows, operating results or financial condition.

•	In May 2006, the Audit Committee of our Board of Trustees commenced an internal review relating to matters surrounding our involvement in the City Center project and with certain commissioners of West Palm Beach. The ongoing internal review may continue to divert management’s attention away from our day-to-day operations and cause us to incur certain legal and other costs, which could have an adverse impact on the management of our business, our cash flows, operating results or financial condition. Until the review is completed, we cannot appreciate its impact on our business operations, operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent sales of unregistered securities
None.
(b) Use of proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of Republic Property Trust was held on June 14, 2006. The following is a tabulation of the voting for each proposal presented at the annual meeting.
Proposal 1: (to elect Trustees to serve one-year terms expiring in 2007 – all members of our Board of Trustees were elected pursuant to the following votes):

		Votes
Trustees Standing for Election:	Votes For	Withheld
Richard L. Kramer	17,937,586	1,231,211
Steven A. Grigg	17,908,255	1,260,542
Mark R. Keller	17,938,337	1,230,460
John S. Chalsty	19,147,821	20,976
Ronald J. Kramer	19,121,746	47,051
Gregory H. Leisch	19,143,446	25,351
Ronald D. Paul	19,147,446	21,351
Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 — Ernst & Young LLP was ratified pursuant to the following votes):

Votes for:	19,161,297
Votes against:	4,600
Abstentions:	2,900
Broker non-votes:	0
Item 5. Other Information.
On July 31, 2006, Republic Property Limited Partnership (“Republic”), our operating partnership, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Dulles Park Tech Center LLC (the “Seller”) to acquire the fee interest in Dulles Park Technology Center (“Dulles Park”). The Purchase Agreement was contingent upon approval by the Seller’s investment committee, which approval was communicated to Republic on August 4, 2006. The purchase price for Dulles Park is approximately $48.3 million in cash. Republic expects to fund the transaction with proceeds from its revolving line of credit.
Dulles Park is a five-story Class A office building totaling approximately 181,000 net rentable square feet on a site of 7.6 acres. The property is located in Herndon, Virginia and is adjacent to Campus at Dulles Technology Center, a seven building office park already owned by us.
Upon executing the Purchase Agreement, Republic deposited $1 million in escrow, which was refundable if (i) the Seller’s investment committee failed to approve the Purchase Agreement or (ii) Republic had exercised its Termination Right, as defined below. The Purchase Agreement provided for a due diligence period, which ended on August 7, 2006, during which Republic entered the property to perform due diligence activities. The Purchase Agreement provided Republic the option to terminate the Purchase Agreement in its sole discretion (“Termination Right”), which Termination Right expired contemporaneously with the expiration of the due diligence period. Upon the expiration of the Termination Right, Republic deposited an additional $1 million in escrow.
In addition to the due diligence condition, the Purchase Agreement also contains limited representations and warranties, as well as standard closing conditions and termination provisions. If, prior to closing, (i) there is more than $1 million of damage to the property, (ii) fifteen percent or more of the net rentable area or of the parking spaces on the property is rendered completely untenantable or (iii) any substantial point of access to the property is rendered completely untenantable, is destroyed or taken under power of eminent domain (each a “Material Claim”), Republic may elect to terminate the Purchase Agreement. If, prior to closing, there is destruction or taking that does not constitute a Material Claim, Republic must close the purchase and the Seller will assign to Republic the physical damage proceeds of any insurance policies payable to Seller, or Seller’s portion of any condemnation award, in both cases, up to the purchase price.
The Purchase Agreement provides for a closing on the sale of the property to occur on or before September 6, 2006. The agreement requires Republic to indemnify the Seller from any and all liabilities, claims, costs and expenses arising out of Republic’s entry onto the property upon exercise of its right of inspection. Such indemnification shall survive the closing or termination of the Purchase Agreement.
If the parties fail to close the Purchase Agreement due to Republic’s breach, Republic will forfeit the $2 million held in escrow to the Seller. If the parties fail to close the Purchase Agreement due to either (i) the Seller’s breach or (ii) certain closing conditions not being satisfied, then Republic has the right to terminate the Purchase Agreement and recover the $2 million deposited in escrow.
The foregoing is only a summary of the Purchase Agreement, which is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference.
There are no material relationships between Republic and the Seller. Republic provides no assurance that it will complete the purchase of Dulles Park.

Item 6. Exhibits.
10.1	Senior Secured Revolving Credit Agreement, dated as of May 1, 2006, by and among Republic Property Limited Partnership, as borrower, and Republic Property Trust, as guarantor, and Key Bank National Association, and other lenders which are parties to the Agreement, and Key Bank National Association , as agent, and Key Bank Capital markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.5 to the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 12, 2006).
10.2	Loan Agreement between RPB WillowWood I, LLC and RPB WillowWood II, LLC and Lehman Brothers Bank, FSB, dated May 24, 2006. *

10.3	Purchase and Sale Agreement between Dulles Park Tech LLC, as seller, and Republic Property Limited Partnership, as purchaser, for the property located at Dulles Park Technology Center, Fairfax County, Virginia, dated July 31, 2006.*

31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated August 10, 2006. *

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated August 10, 2006. *

32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and the Chief Financial Officer, respectively, dated August 10, 2006. *

*	Included herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC PROPERTY TRUST

By:	/s/ Michael J. Green
Michael J. Green
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized Officer)
August 10, 2006