Form 10-Q
period 2006-09-30
Republic Property Trust
filed 2006-11-07
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-3241867 (I.R.S. Employer Identification No.)

1280 Maryland Avenue, S.W., Suite 280 Washington, D.C. (Address of principal executive offices)	20024 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006

Common Shares of beneficial interest, $0.01 par value per share	26,076,321 shares

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
Various matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.
Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “strategy,” “plan,” “would be,” “should,” “projected,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:
•	Our ability to borrow on favorable terms;

•	General economic and business conditions, which we believe will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

•	Adverse changes in the real estate markets including, among other things, increased competition with other companies;

•	Risks related to real estate acquisition and development, including, among other things, risks that the development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

•	Our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•	Risks associated with the leasing and operation of office properties, including risks that we may not be able to lease available space at favorable rental rates or in anticipated time frames, that tenants will not take occupancy or pay rent in accordance with their leases, or that operating costs may be greater than anticipated;

•	Our ability to pay our distributions at their current rate;

•	Governmental actions and initiatives;

•	Environmental requirements;

•	The impact of potential management changes;

•	Our ability to acquire the option properties; and

•	Those risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 and elsewhere in this report.
We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Republic Property Trust
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Investment in real estate:
Land	$102,100	$83,600
Commercial office buildings and improvements	485,281	384,490

	587,381	468,090
Less: accumulated depreciation and amortization	(32,372)	(19,486)

	555,009	448,604
Cash and cash equivalents	9,314	23,127
Marketable securities	—	10,004
Restricted cash	6,454	9,386
Rents and other receivables	6,780	5,301
Prepaid expenses and other assets	25,089	23,975

Total Assets	$602,646	$520,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$345,176	$231,894
Line of credit payable	—	—
Intangible lease liabilities	21,649	20,886
Taxes payable	642	16,604
Accounts payable and accrued liabilities	9,573	15,127
Acquisition payables	—	7,204
Tenant security deposits	2,452	2,267
Advance rents	1,273	1,005

Total liabilities	380,765	294,987

Minority interest — operating partnership	26,670	28,080

Shareholders’ Equity
Preferred shares of beneficial interest, par value $0.01, 40 million shares authorized, none issued and outstanding in 2006 or 2005	—	—
Common shares of beneficial interest, par value $0.01, 200 million shares authorized, 26.1 million and 25.0 million shares issued and outstanding in 2006 and 2005, respectively	261	250
Additional paid-in capital	219,847	208,814
Accumulated deficit	(24,897)	(11,734)

Total Shareholders’ Equity	195,211	197,330

Total Liabilities and Shareholders’ Equity	$602,646	$520,397

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Operations — Unaudited

		The		The
	The Company	Predecessor	The Company	Predecessor
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands except per share amounts)	2006	2005	2006	2005
Revenue:
Rental income	$15,229	$8,900	$42,493	$26,410
Management and development fees and associated reimbursements	1,147	—	6,371	—

Total operating revenue	16,376	8,900	48,864	26,410

Expenses:
Real estate taxes	1,418	758	4,020	2,299
Property operating costs	3,106	1,765	8,126	5,008
Depreciation and amortization	5,587	2,724	15,464	8,188
Management fees	—	793	—	2,318
Cost of management and development fees and associated reimbursements	910	—	4,847	—
General and administrative	2,434	85	7,064	293

Total operating expenses	13,455	6,125	39,521	18,106

Operating income	2,921	2,775	9,343	8,304

Other income and expense:
Interest income	146	54	608	120
Interest expense	(4,896)	(4,793)	(11,913)	(13,871)

Total other income and expense	(4,750)	(4,739)	(11,305)	(13,751)

Loss before minority interest	(1,829)	(1,964)	(1,962)	(5,447)

Minority interest	220	—	236	—

Net loss	$(1,609)	$(1,964)	$(1,726)	$(5,447)

Basic and diluted loss per common share	$(0.06)		$(0.07)

Weighted average common shares outstanding basic and diluted (in millions)	26.0		26.0
Distributions declared per common share	$0.206		$0.439

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Consolidated Statements of Cash Flows — Unaudited

	The
	Company	The Predecessor
	Nine Months ended September 30,
(Dollars in thousands)	2006	2005
Operating activities:
Net loss	$(1,726)	$(5,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(236)	—
Stock awards	124	—
Depreciation and amortization	15,464	8,188
Amortization of net lease intangibles	(1,201)	464
Amortization of loan costs	403	1,690
Other	300	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,479)	(1,291)
Prepaid expenses and other assets	(1,174)	(1,954)
Accounts payable and accrued expenses	431	2,302
Advance rents	268	552
Tenant security deposits	185	169

Net cash provided by operating activities	11,359	4,673

Investing activities
Investment in real estate and intangibles	(123,282)	—
Purchase of property and equipment	(4,941)	(402)
Sale of marketable securities, net	10,004	—

Net cash used in investing activities	(118,219)	(402)

Financing activities
Net proceeds of sale of common stock	11,396	—
Payment of initial public offering costs	(4,018)	(366)
Payment of tax liability assumed in formation transactions	(15,212)	—
Issuance of debt	146,400	1,299
Line of credit, net	—	—
Principal repayments of debt	(33,418)	(6,394)
Deferred financing costs	(2,033)	—
Decrease in restricted cash	2,932	244
Distributions paid to shareholders	(11,437)	—
Distributions paid to unitholders	(1,563)	—
Contributions from partners	—	12,732
Distributions to partners	—	(6,744)

Net cash provided by financing activities	93,047	771
Net (decrease) increase in cash and cash equivalents	(13,813)	5,042
Cash and cash equivalents at beginning of period	23,127	2,075

Cash and cash equivalents at end of period	$9,314	$7,117

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,530	$11,191

The accompanying notes are an integral part of the financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Nine Months Ended September 30, 2006 and 2005
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
As of September 30, 2006, we owned 13 commercial properties consisting of 24 institutional-grade office buildings. We conduct all of our operations through our operating partnership, Republic Property Limited Partnership (“Operating Partnership”), which indirectly through its subsidiaries owns all of our properties. The Company is the sole general partner of, and owns an approximate 88% interest in, the Operating Partnership at September 30, 2006. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.
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
We receive management and development fees from third parties, including related parties, for services provided with respect to properties we do not own. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage completion basis. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue when the associated costs are incurred.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts have been reclassified to conform to the current period presentation.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the diluted EPS calculation neither net loss nor the number of shares were adjusted since there were no material dilutive securities outstanding during the period. As of September 30, 2006 there were no potentially materially dilutive shares that could dilute basic EPS in the future.
4. Comprehensive Income
We have no items of comprehensive income other than our net results for all periods presented.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Nine Months Ended September 30, 2006 and 2005
5. Distributions Declared
During the nine month period ended September 30, 2006 we declared and paid cash distributions of $0.439 per common share comprising $0.027 per common share for the period commencing upon completion of our IPO on December 20, 2005 and ending on December 31, 2005, $0.206 per common share for the three months ended March 31, 2006 and $0.206 for the three months ended June 30, 2006. We declared a quarterly cash distribution of $0.206 per common share for the period commencing on July 1, 2006 and ending on September 30, 2006. The distribution is payable on November 15, 2006 to shareholders of record on October 31, 2006.
6. Shareholders’ Equity
On January 6, 2006, we sold 1,021,200 common shares of beneficial interest at $12.00 per share when the underwriters of our IPO exercised a portion of their over-allotment option. The aggregate proceeds of the sale to the Company, net of underwriter’s discounts, commissions and financial advisory fees, but prior to other offering costs were $11.4 million to the Company.
7. Taxes payable
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for periods subsequent to our IPO. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90% of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent it distributes its income to its shareholders. We believe that we qualify and we intend to continue to qualify as a REIT under the Code and intend to distribute at least 100% of our taxable income currently to our shareholders. As a result, no provision for federal income taxes on income from continuing operations has been made, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (Republic Property TRS, LLC, or TRS). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income, and our TRS is subject to tax at regular corporate income tax rates. During 2005 we incurred a taxable loss at our TRS, and we established a valuation allowance against the associated deferred tax asset. In the future we expect to generate taxable income in excess of the taxable loss carryforwards, and accordingly we expect to record income tax expense, as such excess taxable income is earned.
In connection with the IPO and formation transactions, we assumed from RKB Holding L.P. (“RKB”), which merged with and into our Operating Partnership on December 20, 2005 and was taxed as a corporation, a liability for income taxes of $15.9 million. We paid $13.0 million of the federal income tax on March 15, 2006 and $2.3 million of state taxes on April 13, 2006. We also assumed a tax liability of $642,000 in connection with certain withholding taxes payable by RKB. In addition, in connection with the acquisition of the Republic Building, we assumed from RPT 1425 Investors L.P. a tax liability of $749,700 which we paid on January 31, 2006.
8. WillowWood I&II Acquisition
On May 25, 2006, through 100% owned subsidiaries of our Operating Partnership, we acquired the fee interest in WillowWood I & II, for $66.8 million, including transaction costs. The acquisition of the two Class A office buildings, totaling approximately 250,000 net leasable square feet, completed our acquisition of the four-building office complex. We funded the majority of the purchase price through a 10-year, $46.4 million fixed rate mortgage loan at 6.2% and the balance using proceeds from our line of credit. The acquisition of WillowWood I & II is reflected in our consolidated results of operations for periods subsequent to May 25, 2006.
The following unaudited pro forma financial information sets forth the consolidated operating results as if the acquisition of WillowWood I & II had occurred at the beginning of the periods presented. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenue	$16,376	$10,496	$51,470	$31,138

Net loss	$(1,609)	$(2,799)	$(2,869)	$(7,903)

Diluted loss per share	$(0.06)		$(0.11)

Loss per share data is not included for 2005 periods because the Predecessor did not have any outstanding shares during those periods.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Nine Months Ended September 30, 2006 and 2005
9. Republic Park 8 Acquisition
On September 6, 2006, through a 100% owned subsidiary of our Operating Partnership, we acquired the fee interest in Republic Park 8 (formerly referred to as Dulles Park), for $48.6 million, including transaction costs. Republic Park 8 is a Class A office building totaling approximately 181,000 net leasable square feet. We funded the purchase price using proceeds from our line of credit. The acquisition of Republic Park 8 is reflected in our consolidated results of operations for periods subsequent to September 6, 2006.
The following unaudited pro forma financial information sets forth the consolidated operating results as if the acquisition of Republic Park 8 had occurred at the beginning of the periods presented. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenue	$16,911	$9,579	$50,845	$28,396

Net loss	$(2,253)	$(2,717)	$(3,981)	$(7,557)

Diluted loss per share	$(0.09)		$(0.15)

Loss per share data is not included for 2005 periods because the Predecessor did not have any outstanding shares during those periods.
10. Commitments and Contingencies
Legal Matters
At this time the Company is not involved in any material legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.
11. Republic Park Loan Closing
On September 29, 2006, we closed on a $100 million loan (the “Republic Park Loan”), secured by our Republic Park 8 property, together with one of our existing properties, Republic Park 1-7 (formerly referred to as Campus at Dulles Technology Center). The Republic Park Loan has a maturity of October 1, 2016, fixed interest rate of 6.09%, and is interest-only for the first seven years, with principal payments based on a 30 year amortization thereafter. We used the majority of the proceeds of the Republic Park Loan to repay outstanding balances under our line of credit. In connection with the Republic Park Loan, Republic Park 1-7 was removed as a collateral property under our line of credit and the amount currently available to be drawn under our line of credit was reduced accordingly.
12. Line of Credit
On May 1, 2006, we entered into a $150.0 million secured line of credit facility (the “Facility”) with Keybank. The Facility has an option that allows us to increase the amount of the facility by up to $100 million provided certain criteria are met. Borrowings under the Facility are secured by our Presidents Park I, II and III properties. From May 1 to September 29, borrowings under the facility were also secured by our Republic Park 1-7 property. This property was released as collateral in connection with the September 2006 closing of the Republic Park Loan (see footnote number 11 above). The amount of the Facility funded at closing was $23.0 million, and the proceeds, together with cash on hand, were used to repay the $33.0 million of indebtedness on our Presidents Park properties. There was no amount outstanding on the Facility as of September 30, 2006. We have used and intend to use the Facility principally to finance future acquisitions, to fund tenant improvements and capital expenditures, to pay distributions and to provide for other corporate purposes. Our ability to draw on the Facility is subject to the maintenance of certain financial ratios specified in the line of credit agreement. At our option, borrowings under the Facility bear interest at LIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin varies between 1.15% and 1.90% on LIBOR rate loans and between 0.00% and 0.50% on base rate loans. We also pay a facility fee, based on the unused amount of the Facility, which ranges from 12.5 to 20 basis points. The Facility is scheduled to mature in April 2009 subject to a one-year extension at our option. The interest rate as of September 30, 2006 was 6.775%.
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

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Nine Months Ended September 30, 2006 and 2005
13. City Center Project in West Palm Beach — Professional Services Agreement
Due to West Palm Beach Community Redevelopment Agency’s alleged claim, acting for itself and on behalf of the City of West Palm Beach (together, “CRA”), that it had terminated the professional services agreement, as amended, (the “PSA”) in connection with the City Center development project located in the City of West Palm Beach, we have written-off to depreciation and amortization expense $0.2 million in unamortized costs related to the professional services agreement that was contributed to the Company by Republic Properties Corporation in connection with the formation transactions. We have subsequently assigned this agreement to the CRA, see Footnote 14.
During the second quarter of 2006, progress was made on the demolition phase of the project. Consistent with generally accepted accounting principles, specifically EITF 99-19 and EITF 01-14, in connection with the work on the demolition phase, we have reflected $2.2 million of reimbursable construction costs as management and development fees and $2.2 million of related costs as cost of management and development fees and related reimbursements in our consolidated statement of operations. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and related reimbursements.
During the third quarter of 2006 there were no construction costs incurred and, as a result, there were no management and development fees or cost of management and development fees reflected in the period.
14. Subsequent Events
           As previously disclosed, the Audit Committee of our Board of Trustees commenced an internal review following:
(i)	the filing of federal criminal fraud and corruption charges, which charges arose from activities that were unrelated to Republic Property Trust or any of its affiliates, against Raymond Liberti, a city commissioner in West Palm Beach, Florida (the “City”) and his subsequent resignation as a commissioner of the City;

(ii)	the City’s mayor’s public statements that Republic Properties Corporation, a private corporation wholly owned by Richard L. Kramer (our Chairman of the Board of Trustees) and Steven A. Grigg (our Vice Chairman of the Board of Trustees and President and Chief Development Officer), had executed a consulting agreement with Raymond Liberti;

(iii)	our learning that Republic Property Trust may have benefited from certain votes cast by Mr. Liberti while he was a paid consultant of Republic Properties Corporation;

(iv)	certain discussions with the City’s representatives relating to the Professional Services Agreement (the “PSA”), the agreement under which we were providing fee-based development services to the City to design, develop and construct the City Center at West Palm Beach (the “Project”); and

(v)	our understanding that a Florida state grand jury is reviewing the City’s procurement process.
Following the internal review, the Audit Committee retained independent counsel to conduct an internal investigation into these issues. The scope of the internal investigation was to investigate the dealings between Republic Property Trust, any related persons or entities, and Mr. Liberti, and any other matters relating to possible violations of law, contract and governance or ethical standards related thereto. Further, due to the City’s purported termination of the PSA in May 2006, we entered into discussions with the City to pursue an assignment and mutual release.
           As previously disclosed in a Form 8-K filed on October 20, 2006, on October 19, 2006, Republic WPB LLC, entered into an assignment agreement with mutual releases (the “Assignment Agreement”) with the West Palm Beach Community Redevelopment Agency, acting for itself and on behalf of the City (together, “CRA”). Under the terms of the Assignment Agreement, the PSA has been terminated. Among other things, pursuant to the terms of the Assignment Agreement:
•	We have no further involvement in the Project;

•	Republic WPB LLC, a subsidiary of our operating partnership, conveyed all of its rights under the PSA, and the CRA accepted all of such rights and assumed all of our obligations and liabilities under such agreement;

•	We and the CRA expressly and unconditionally released each other from any and all claims, demands, suits, or causes of actions, of any kind or nature relating to the Project, including, but not limited to, those arising out of or related to the PSA; and

•	We agreed to execute mutual releases with each of our architect, general contractor and certain of our subcontractors.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P. (The Predecessor)
Notes to Consolidated Financial Statements — Unaudited
For the Nine Months Ended September 30, 2006 and 2005
We had previously written-off the $0.2 million intangible asset associated with the PSA; consequently, entering into the Assignment Agreement did not have any additional impact on our financial statements or results of operations.
           On October 31, 2006, the Audit Committee received the final report of independent counsel. The Audit Committee’s investigation uncovered no wrongdoing or impropriety on the part of Republic Property Trust. Notwithstanding the independent counsel’s determination that Republic Property Trust did not commit any wrongdoing, counsel to the Audit Committee noted that certain conduct described in the report could implicate “tone at the top” considerations which could have an impact on our ability to maintain effective internal controls and procedures. Accordingly, the Audit Committee recommended certain actions, including that Republic Property Trust seek to resolve certain matters with Messrs. Richard Kramer and Grigg, including their service as Chairman and Vice Chairman of our Board of Trustees, respectively, and as members of our Board of Trustees, as well as Mr. Grigg’s employment by us. The Audit Committee continues to consider the recommendations, and our Board of Trustees has not taken any definitive action concerning the investigation or the recommendations of the Audit Committee’s independent counsel. At the direction of the Board, we are currently attempting to pursue discussions with Mr. Grigg regarding the potential for a negotiated termination of his employment and his employment agreement with us and are pursuing discussions with Messrs. Richard Kramer and Grigg regarding their positions on our Board of Trustees. Counsel to Mr. Richard Kramer and Mr. Grigg, in separate communications, have asserted that the report of counsel to the Audit Committee contains inaccurate or misleading statements, and counsel to Mr. Grigg alleges that we have constructively terminated the employment of Mr. Grigg. We believe these assertions are without merit. In the event that the discussions with Messrs. Richard Kramer and Grigg are not resolved to the Board’s satisfaction, our Board of Trustees may determine that it is in our best interest and in the best interest of our shareholders to take any actions necessary to continue to ensure an appropriate “tone at the top” of Republic Property Trust. While our Board has the power to remove and/or replace Messrs. Richard Kramer and Grigg as Chairman and Vice Chairman of our Board, under our Declaration of Trust and Maryland law only our shareholders have the right to remove members of our Board of Trustees.
           As previously disclosed, we have entered into agreements with related parties that grant us the option to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer and Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.
           Counsel to Mr. Richard Kramer and Mr. Grigg, have also threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including the actions taken in connection with the internal investigation, which litigation may (i) delay and, if adversely determined, prevent Republic Property Trust’s exercise of its options to purchase the three properties or (ii) have a negative impact on our cash flows and operating results. We believe that the legal and factual basis for any such claims are without merit and do not believe that any actions to date affect our ability to enforce any of our related party agreements, including, but not limited to, the option agreements. We cannot guarantee that other risks (including, but not limited to, the risk of future litigation or the risk that one or more of the option properties is not ultimately developed or leased to the appropriate level) may not jeopardize our ability to acquire the option properties or enforce our related party agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties. These forward-looking statements are based on current expectations and are not guarantees of future performance. Actual results could differ materially because of risks discussed in the section entitled “Risk Factors” contained in our 2005 Annual Report on Form 10-K, Form 10-Q for the fiscal periods ended March 31 and June 30, 2006, and elsewhere in this report.
Critical Accounting Policies
Our 2005 Annual Report on Form 10-K contains a discussion of critical accounting policies that include revenue recognition, income taxes, deferred charges, investment in real estate assets and asset impairment. For the nine months ended September 30, 2006, there were no material changes to these policies.
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effects that SFAS 157 will have on our financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effects that FIN 48 will have on our financial statements.
Comparison of three months ended September 30, 2006 to three months ended September 30, 2005

				Changes
				Resulting
				from
	September 30,	September 30,		Additional	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Variance
Revenue
Rental income	$13,701	$7,846	$5,855	$4,941	$914
Tenant reimbursements	1,307	905	402	481	(79)
Management and development fees	1,147	—	1,147	—	1,147
Other	221	149	72	97	(25)

Total revenue	16,376	8,900	7,476	5,519	1,957
Expenses
Real estate taxes	1,418	758	660	543	117
Property operating costs	3,106	1,765	1,341	1,108	233
Depreciation and amortization	5,587	2,724	2,863	2,548	315
Management fees	—	793	(793)	—	(793)
Cost of management and development fees	910	—	910	—	910
General and administrative	2,434	85	2,349	—	2,349

Total operating expenses	13,455	6,125	7,330	4,199	3,131
Interest income and expense, minority interest
Interest income	146	54	92	16	76
Interest expense	(4,896)	(4,793)	(103)	(2,234)	2,131
Minority interest	220	—	220	108	112

Net income (loss)	$(1,609)	$(1,964)	$355	$(790)	$1,145

The changes resulting from additional properties detailed above are the result of the December 2005 acquisition of the Republic Building, the May 2006 acquisition of WillowWood I & II and the September 2006 acquisition of Republic Park 8. Apart from those acquisitions, the portfolio comprised the same properties for both fiscal periods presented.

The remaining variances are attributable to the following factors:
•	Rental income — Increased rental income is primarily attributable to our Presidents Park properties which were 48.9% occupied at July 1, 2005 and 69.5% occupied at September 30, 2006 and contributed $0.9 million in increased revenue. The remaining properties (Corporate Pointe IV, Pender, Lakeside I&II, WillowWood III&IV, Corporate Oaks and Republic Park 1-7) were 96.3% occupied at July 1, 2005 and 95.2% occupied at September 30, 2006. At Presidents Park, 183,000 square feet remains vacant as of September 30, 2006, of which 150,000 square feet remains in shell condition. We believe that it may take approximately six months from the date a lease is executed to build out shell space and prepare it for occupancy.

•	Management and development fees — We earned management and development fees from the various management and development agreements with related parties that were contributed to us in connection with the IPO and formation transactions.

Management and development fees earned in the 2006 period consist of $0.8 million of management fees and payroll reimbursements and $0.3 million of development fees.

•	Real estate taxes — Real estate taxes increased due to increased tax assessments at two of our properties.

•	Property operating costs — Property operating costs increased primarily due to increased occupancy at Presidents Park, in addition to higher utility and maintenance costs at our other properties.

•	Depreciation and amortization — Depreciation and amortization increased as a result of the amortization of the intangible assets for our third-party management and development agreements and depreciation associated with the recent tenant improvements at Presidents Park.

•	Management fees — Management fees expense represents fees paid by our Predecessor prior to our IPO. These agreements were terminated on December 19, 2005.

•	Cost of management and development fees — Cost of management and development fees include costs associated with providing the services under our management and development agreements. Costs related to providing services under our management and development agreements amounted to $0.9 million for the period presented. These costs include direct and other attributable payroll costs.

•	General and administrative — General and administrative expense is not directly comparable since the costs of our administrative function were not borne by our predecessor. General and administrative costs include costs of our administrative function generally and the costs associated with operating as a public company. Also reflected in general and administrative expense for the quarter ended September 30, 2006 is approximately $0.5 million of legal and professional fees related to the West Palm Beach internal inquiry and negotiation of the assignment agreement and mutual release with the West Palm Beach Community Redevelopment Agency, acting for itself and on behalf of the City of West Palm Beach (together, “CRA”).

•	Interest income — Interest income increased as a result of higher cash balances.

•	Interest expense — Interest expense decreased due to the repayment of approximately $124 million of our Predecessor’s debt using proceeds from our IPO. We expect interest expense in subsequent periods to increase given higher debt levels primarily due to the financing of our recent acquisitions.

Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005

				Changes
				Resulting
				from
	September 30,	September 30,		Additional	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Variance
Revenue
Rental income	$37,819	$23,368	$14,451	$11,837	$2,614
Tenant reimbursements	4,158	2,703	1,455	1,513	(58)
Management and development fees	6,371	—	6,371	—	6,371
Other	516	339	177	121	56

Total revenue	48,864	26,410	22,454	13,471	8,983
Expenses
Real estate taxes	4,020	2,299	1,721	1,397	324
Property operating costs	8,126	5,008	3,118	2,279	839
Depreciation and amortization	15,464	8,188	7,276	6,041	1,235
Management fees	—	2,318	(2,318)	—	(2,318)
Cost of management and development fees	4,847	—	4,847	—	4,847
General and administrative	7,064	293	6,771	—	6,771

Total operating expenses	39,521	18,106	21,415	9,717	11,698
Interest income and expense, minority interest
Interest income	608	120	488	58	430
Interest expense	(11,913)	(13,871)	1,958	(5,476)	7,434
Minority interest	236	—	236	200	36

Net income (loss)	$(1,726)	$(5,447)	$3,721	$(1,464)	$5,185

The changes resulting from additional properties detailed above are the result of the December 2005 acquisition of the Republic Building, the May 2006 acquisition of WillowWood I & II and the September 2006 acquisition of Republic Park 8. Apart from those acquisitions, the portfolio comprised the same properties for both periods presented.
The remaining variances are attributable to the following factors:
•	Rental income — Increased rental income is primarily attributable to our Presidents Park properties which were 44.5% occupied at January 1, 2005 and 69.5% occupied at September 30, 2006 and contributed $2.8 million in increased revenue. This increase is partially offset by lower rental income at the remaining properties (Corporate Pointe IV, Pender, Lakeside I&II, WillowWood III&IV, Corporate Oaks and Republic Park 1-7) which were 95.3% occupied at January 1, 2005 and 95.2% occupied at September 30, 2006. At Presidents Park, 183,000 square feet remains vacant as of September 30, 2006, of which 150,000 square feet remains in shell condition. We believe that it may take approximately six months from the date a lease is executed to build out shell space and prepare it for occupancy.

•	Management and development fees — We earned management and development fees from the various management and development agreements with related parties that were contributed to us in connection with the IPO and formation transactions. Also included in management and development fees are $2.2 million of cost reimbursements relating to the second quarter of 2006 progress on the West Palm Beach project. The costs to which the reimbursements relate are reflected in cost of management and development fees.

Management and development fees earned in the 2006 period consist of $2.6 million of management fees and payroll reimbursements, $1.0 million of development fees and $0.6 million of financing fees.

•	Real estate taxes — Real estate taxes increased due to increased tax assessments at two of our properties

•	Property operating costs — Property operating costs increased primarily due to increased occupancy at Presidents Park, in addition to higher utility, maintenance, landscaping and maintenance costs at our other properties.

•	Depreciation and amortization — Depreciation and amortization increased as a result of the amortization of the intangible assets for our third-party management and development agreements, a write-off of the $181,000 intangible asset related to the West Palm Beach development agreement, and depreciation associated with the recent tenant improvements at Presidents Park.

•	Management fees — Management fees expense represents fees paid by our Predecessor prior to our IPO. These agreements were terminated on December 19, 2005.

•	Cost of management and development fees — Cost of management and development fees include costs associated with providing the services under our management and development agreements. Costs related to providing services under our management and development agreements excluding the City Center project amounted to $2.6 million for the period presented. These costs include direct and other attributable payroll costs. We incurred $2.2 million of costs during the second quarter of 2006 in connection with the City Center project which are reimbursable by the City of West Palm Beach and are reflected as management and development fees.

•	General and administrative — General and administrative expense is not directly comparable since the costs of our administrative function were not borne by our predecessor. General and administrative costs include costs of our administrative function generally and the costs associated with operating as a public company. Also reflected in general and administrative expense for the nine months ended September 30, 2006 is approximately $0.5 million of costs incurred in connection with the termination of the line of credit with Lehman Brothers and $0.8 million of legal and professional fees related to the West Palm Beach internal inquiry and negotiation of the assignment agreement and mutual release with the CRA.

•	Interest income — Interest income increased as a result of higher cash balances and investments of some of our IPO proceeds in marketable securities.

•	Interest expense — Interest expense decreased due to the repayment of approximately $124 million of our Predecessor’s debt using proceeds from our IPO. We expect interest expense in subsequent periods to increase given higher debt levels primarily due to the financing of our recent acquisitions.
Liquidity and Capital Resources

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Net loss	$(1,726)	$(5,447)
Net cash provided by operating activities	11,359	4,673
Net cash used in investing activities	(118,219)	(402)
Net cash provided by financing activities	93,047	771
Cash and cash equivalents at end of period	9,314	7,117
At September 30, 2006, our balance of cash and cash equivalents was $9.3 million. Cash and cash equivalents exclude restricted cash of $6.5 million.
Cash provided by operating activities increased by $6.7 million to $11.4 million principally due to lower interest expense, additional cash flow from the Republic Building and Presidents Park, which was 69.5% leased at September 30, 2006 versus 44.5% at January 1, 2005.
Cash used in investing activities in the 2006 period of $118.2 million included a payment of the cash portion of the acquisition cost of the Republic Building ($8.0 million) that we acquired in December 2005, the WillowWood I & II acquisition ($66.8 million including transaction costs),and the Republic Park 8 acquisition ($48.6 million including transaction costs). In connection with the Republic Park 8 acquisition the following clarifications were made to the credit facility: (i) the definition of Gross Asset Value with respect to valuing Republic Park 8, and (ii) a reduction to $147.0 million of the minimum $150.0 million of appraised value.
We also invested approximately $4.9 million in tenant improvements and other capital expenditures at our properties during the 2006 period. These cash uses were partially offset by proceeds from the sale of marketable securities of $10.0 million. In future quarters, upon obtaining leases at our Presidents Park properties, we expect to invest significant additional capital expenditures to prepare the space for occupancy by tenants.
We announced in October 2006 that we are in discussions regarding the possible sale of a Virginia property. We intend to use the net proceeds from the sale of such an asset to fund core office asset acquisitions, reduce outstanding indebtedness, or retain cash for future investment opportunities. We have not entered into a contract for the sale of any asset, and there can be no assurances that any asset will in fact be sold or, if sold, what the gross proceeds from the sale would be.
Given our capitalization and investment objectives, we believe an institutional joint venture could permit us to expand our acquisition program and to increase fee revenue. We are in preliminary discussions with various institutional investors regarding forming a joint venture. We are considering contributing the Republic Building to such a venture. In order to participate in the ownership of the Republic Building, we are seeking a partner that would invest new capital that would be used to purchase additional real estate assets in which we would also have an economic interest and allow us to generate additional fee revenue from the venture. We have not entered into a joint venture agreement, and there can be no assurance that we will find a suitable partner, or if such a joint venture is formed, that it will permit us to generate additional revenues.
Cash provided by financing activities increased by $92.3 million to $93.0 million principally due to proceeds from the financing of WillowWood I & II ($46.4 million) and from the Republic Park Loan ($100.0 million) partially offset by the repayment of the indebtedness on our Presidents Park properties ($33.0 million) and the payment of tax liabilities assumed in our formation transactions ($15.2 million).

We have a $150.0 million senior secured line of credit with KeyBank which currently represents our primary source of capital in addition to cash flows from operations. As of September 30, 2006 we had $55.7 million of capacity available to be drawn. There is no amount due on the line as of September 30, 2006. However, we have a $1.0 million letter of credit outstanding and we have entered into an agreement to issue a $5.0 million letter of credit upon securitization of the Republic Park Loan.
Our ability to draw on this line of credit is subject to, among other things, the maintenance of the following financial ratios:
•	The outstanding principal balance under the line of credit cannot exceed 65% of the sum of appraised values of each of the mortgaged properties ( i.e., Presidents Park I, II and III). From May 1 to September 29, borrowings under the facility were also secured by our Republic Park 1-7 property. This property was released as collateral in connection with the September 2006 closing of the Republic Park Loan.

•	Corporate leverage ratio cannot exceed 70%;

•	The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.45 to 1.00 for the sum of the two most recently ended calendar quarters; and

•	Our consolidated tangible net worth cannot be less than the sum of $190 million plus 75% of the sum of (a) net offering proceeds derived from equity offerings (excluding the initial public offering) plus (b) the value of operating partnership units or common shares issued upon contribution of assets to our operating partnership.
While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, the removal of Republic Park 1-7 as security and certain of the financial ratios have limited our ability to access the entire committed amount. As of September 30, 2006 the $55.7 million of available capacity is below the $150.0 million commitment primarily due to the removal of Republic Park 1-7 from the collateral pool and the vacancy at Presidents Park.
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
(ii) with respect to the fiscal quarters ending on December 31, 2007 and March 31, 2008, the distribution paid in such quarter when added to the distribution paid for the fiscal quarter immediately preceding exceeds 95% of our funds from operations for such fiscal quarters; and
(iii) with respect to all fiscal quarters ending on or after September 30, 2008, the distribution paid in such quarter when added to the distributions paid for the three fiscal quarters immediately preceding exceeds 95% of our funds from operations for such fiscal quarters.
We expect to continue to use our line of credit, together with net cash provided by operating activities, to fund investments in our properties in the form of capital improvements, tenant improvements and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of draws under the line of credit, the outstanding balance is subject to ongoing fluctuation and the amounts outstanding may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business.
Cash flow from operating activities is an important factor in our ability to sustain our quarterly distribution at its current rate. We anticipate that our cash flow from operating activities will be impacted by the vacancy in our portfolio, including our Presidents Park properties. We anticipate that, in order to maintain our current quarterly distribution, we will be required to fund a shortfall in cash flow by borrowing under our line of credit. Further, our ability to borrow under our line of credit to pay our quarterly distribution may be limited by the terms of our debt covenants. There can be no assurance that our Board of Trustees will not later reduce our quarterly distribution below the current rate.
There have been no significant changes to our contractual obligations or off-balance sheet arrangements since December 31, 2005, except for (i) the mortgage debt of $46.4 million we incurred in connection with the WillowWood I & II acquisition, which matures in June 2016; (ii) the mortgage debt of $100.0 million we incurred in connection with the Republic Park Loan, which matures in October 2016; and (iii) the payoff of the Presidents Park mortgage.

Recent Developments
           As previously disclosed, the Audit Committee of our Board of Trustees commenced an internal review following:
(i)	the filing of federal criminal fraud and corruption charges, which charges arose from activities that were unrelated to Republic Property Trust or any of its affiliates, against Raymond Liberti, a city commissioner in West Palm Beach, Florida (the “City”) and his subsequent resignation as a commissioner of the City;

(ii)	the City’s mayor’s public statements that Republic Properties Corporation, a private corporation wholly owned by Richard L. Kramer (our Chairman of the Board of Trustees) and Steven A. Grigg (our Vice Chairman of the Board of Trustees and President and Chief Development Officer), had executed a consulting agreement with Raymond Liberti;

(iii)	our learning that Republic Property Trust may have benefited from certain votes cast by Mr. Liberti while he was a paid consultant of Republic Properties Corporation;

(iv)	certain discussions with the City’s representatives relating to the Professional Services Agreement (the “PSA”), the agreement under which we were providing fee-based development services to the City to design, develop and construct the City Center at West Palm Beach (the “Project”); and

(v)	our understanding that a Florida state grand jury is reviewing the City’s procurement process.
Following the internal review, the Audit Committee retained independent counsel to conduct an internal investigation into these issues. The scope of the internal investigation was to investigate the dealings between Republic Property Trust, any related persons or entities, and Mr. Liberti, and any other matters relating to possible violations of law, contract and governance or ethical standards related thereto. Further, due to the City’s purported termination of the PSA in May 2006, we entered into discussions with the City to pursue an assignment and mutual release.
           As previously disclosed in a Form 8-K filed on October 20, 2006, on October 19, 2006, Republic WPB LLC, entered into an assignment agreement with mutual releases (the “Assignment Agreement”) with the West Palm Beach Community Redevelopment Agency, acting for itself and on behalf of the City (together, “CRA”). Under the terms of the Assignment Agreement, the PSA has been terminated. Among other things, pursuant to the terms of the Assignment Agreement:
•	We have no further involvement in the Project;

•	Republic WPB LLC, a subsidiary of our operating partnership, conveyed all of its rights under the PSA, and the CRA accepted all of such rights and assumed all of our obligations and liabilities under such agreement;

•	We and the CRA expressly and unconditionally released each other from any and all claims, demands, suits, or causes of actions, of any kind or nature relating to the Project, including, but not limited to, those arising out of or related to the PSA; and

•	We agreed to execute mutual releases with each of our architect, general contractor and certain of our subcontractors.
We had previously written-off the $0.2 million intangible asset associated with the PSA; consequently, entering into the Assignment Agreement did not have any additional impact on our financial statements or results of operations.
           On October 31, 2006, the Audit Committee received the final report of independent counsel. The Audit Committee’s investigation uncovered no wrongdoing or impropriety on the part of Republic Property Trust. Notwithstanding the independent counsel’s determination that Republic Property Trust did not commit any wrongdoing, counsel to the Audit Committee noted that certain conduct described in the report could implicate “tone at the top” considerations which could have an impact on our ability to maintain effective internal controls and procedures. Accordingly, the Audit Committee recommended certain actions, including that Republic Property Trust seek to resolve certain matters with Messrs. Richard Kramer and Grigg, including their service as Chairman and Vice Chairman of our Board of Trustees, respectively, and as members of our Board of Trustees, as well as Mr. Grigg’s employment by us. The Audit Committee continues to consider the recommendations, and our Board of Trustees has not taken any definitive action concerning the investigation or the recommendations of the Audit Committee’s independent counsel. At the direction of the Board, we are currently attempting to pursue discussions with Mr. Grigg regarding the potential for a negotiated termination of his employment and his employment agreement with us and are pursuing discussions with Messrs. Richard Kramer and Grigg regarding their positions on our Board of Trustees. Counsel to Mr. Richard Kramer and Mr. Grigg, in separate communications, have asserted that the report of counsel to the Audit Committee contains inaccurate or misleading statements, and counsel to Mr. Grigg alleges that we have constructively terminated the employment of Mr. Grigg. We believe these assertions are without merit. In the event that the discussions with Messrs. Richard Kramer and Grigg are not resolved to the Board’s satisfaction, our Board of Trustees may determine that it is in our best interest and in the best interest of our shareholders to take any actions necessary to continue to ensure an appropriate “tone at the top” of Republic Property Trust. While our Board has the power to remove and/or replace Messrs. Richard Kramer and Grigg as Chairman and Vice Chairman of our Board, under our Declaration of Trust and Maryland law only our shareholders have the right to remove members of our Board of Trustees.

           As previously disclosed, we have entered into agreements with related parties that grant us the option to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer and Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.
           Counsel to Mr. Richard Kramer and Mr. Grigg, have also threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including the actions taken in connection with the internal investigation, which litigation may (i) delay and, if adversely determined, prevent Republic Property Trust’s exercise of its options to purchase the three properties or (ii) have a negative impact on our cash flows and operating results. We believe that the legal and factual basis for any such claims are without merit and do not believe that any actions to date affect our ability to enforce any of our related party agreements, including, but not limited to, the option agreements. We cannot guarantee that other risks (including, but not limited to, the risk of future litigation or the risk that one or more of the option properties is not ultimately developed or leased to the appropriate level) may not jeopardize our ability to acquire the option properties or enforce our related party agreements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our future results of operations, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates.
Our exposure to market risk has changed since December 31, 2005 due to (i) the mortgage debt we incurred in connection with the WillowWood I & II acquisition and (ii) the mortgage debt we incurred in connection with the Republic Park Loan.
Based on the level of fixed rate debt outstanding at September 30, 2006, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $17.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $19.0 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $34.1 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $39.5 million.
Our only variable rate debt obligations are amounts drawn under our secured line of credit. As of September 30, 2006 there were no amounts outstanding on our line of credit.
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
Internal Control Over Financial Reporting
We completed our initial public offering in December 2005 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2006. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act since June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
At this time the Company is not involved in any material legal proceeding. The Company may from time to time be party to various legal proceedings of a routine nature and incidental to its business.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K, or Quarterly Reports on Form 10-Q filed August 10, 2006 and May 12, 2006.
•	On October 19, 2006 we entered into the Assignment Agreement with mutual releases with the CRA. Entering into the agreement with CRA is expected to have no additional impact on our financial statements or results of operations. Accordingly, the financial and business risks associated with any failure to resolve our dispute with the CRA that were provided in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 are no longer applicable.

•	As previously disclosed, we have entered into agreements with related parties that grant us the option to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. If we do not exercise our initial option on a property, and the property is not sold to a third party, we have a second option to purchase a property during the period beginning 180 days after the expiration of the initial option and continuing through the fourth anniversary of the receipt of the property’s certificate of substantial completion. Our future growth is dependent in part on our ability to acquire these properties.

The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer and Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement. Our ability to acquire these properties is subject to several additional risks, including, but not limited to, that Republic Square II is not ultimately developed, that one or more of the properties are not leased to the appropriate level, that the option is terminated upon a change in control and that our independent trustees do not approve our acquisition of one or more of the properties.

•	Legal counsel to Messrs. Richard Kramer and Grigg, in separate communications, have threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including actions taken in connection with the Audit Committee’s internal investigation conducted by our Audit Committee in connection with the City Center project in West Palm Beach, Florida. In addition, as a result of the internal investigation, the Audit Committee recommended certain actions, including that we seek to resolve certain matters with Messrs. Richard Kramer and Grigg, including their service as Chairman and Vice Chairman of our Board of Trustees, respectively, and as members of our Board of Trustees, as well as Mr. Grigg’s employment by us. The Audit Committee continues to consider the recommendations, and our Board of Trustees has not taken any definitive action concerning the investigation or the recommendations of the Audit Committee’s independent counsel. The final resolution of these matters could also result in litigation. Any litigation against Messrs. Richard Kramer and/or Grigg is likely to cause us to incur significant legal and other costs and expenses, could delay or terminate our ability to exercise our options on Republic Square I, Republic Square II and/or Portals III or enforce the other related party agreements with entities controlled by Messrs. Richard Kramer and Grigg and could divert our management’s time and attention away from the operation of our business, require us to pay damages or otherwise restrict our activities, any or all which could have a negative impact on our cash flows, liquidity, operating results and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On September 5, 2006, in connection with our purchase of Republic Park 8 (formerly known as Dulles Park Technology Center), our Operating Partnership and KeyBank National Association, as Agent under the Senior Secured Revolving Credit Agreement dated as of May 1, 2006 (the “Credit Facility”, a copy of which was filed as Exhibit 10.5 to our Form 10-Q for the quarterly period ended March 31, 2006), entered into a letter agreement that adjusts the definition of “Gross Asset Value” for the sole purpose of determining the value of Republic Park 8. Under the letter agreement, whenever “Gross Asset Value” is calculated, Republic Park 8 will be valued at its acquisition value, which was $48.6 million. The letter agreement was codified in the First Amendment to the Credit Facility, dated as of September 27, 2006 (the “First Amendment”), a copy of which is filed hereto as Exhibit 10.1.
In connection with the $100 million term loan secured by Republic Park, Republic Park 1-7 was removed as a collateral property under the Credit Facility. Under the First Amendment, the amount available to be drawn under the Credit Facility was reduced from $150 million to $147 million.

Item 6. Exhibits.

10.1	First Amendment to Senior Secured Revolving Credit Agreement, dated September 27, 2006. *

10.2	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for Republic Park LLC, dated September 29, 2006. *

10.3	Promissory Note between KeyBank National Association and Republic Park LLC, dated September 29, 2006. *

31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated November 7, 2006. *

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated November 7, 2006. *

32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and the Chief Financial Officer, respectively, dated November 7, 2006.*

*	Included herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC PROPERTY TRUST
By:	/s/ Michael J. Green
Michael J. Green
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized Officer) November 7, 2006