Form 10-K
period 2006-12-31
Republic Property Trust
filed 2007-03-14
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-3241867 (I.R.S. Employer Identification No.)

13861 Sunrise Valley Drive, Suite 410
Herndon, VA
(Address of principal executive offices)

20171
(Zip Code)

(703) 880-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares of beneficial interest, $0.01 par value per share (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or an non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES ☐     NO ☑

As of June 30, 2006, the aggregate market value of the 21,419,221 Common Shares of beneficial interest, par value $0.01 per share, of Republic Property Trust held by non-affiliates was $211,621,903 based upon the closing price of $9.88 per share on the New York Stock Exchange composite tape on such date.

As of March 5, 2007, there were 26,082,020 Common Shares of beneficial interest, par value $0.01 per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s definitive proxy statement, relating to the 2007 Annual Meeting of Shareholders scheduled to be held on May 29, 2007, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various matters discussed in this Form 10-K and the information incorporated by reference herein contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “strategy,” “plan,” “would be,” “should,” “projected,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

•	Our ability to borrow on favorable terms;

•	General economic and business conditions, which we believe will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

•	Adverse changes in the real estate markets including, among other things, increased competition with other companies;

•	Risks related to real estate acquisition and development, including, among other things, risks that the development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

•	Our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•	Risks associated with the leasing and operation of office properties, including risks that we may not be able to lease available space at favorable rental rates or in anticipated time frames, that tenants will not take occupancy or pay rent in accordance with their leases, or that operating costs may be greater than anticipated;

•	Our ability to pay our distributions at their current rate;

•	Governmental actions and initiatives;

•	Environmental requirements;

•	The impact of potential management changes or disputes with members of our management or Board of Trustees;

•	Our ability to acquire the option properties; and

•	The outcome of any material litigation (including any litigation with our former Vice Chairman and President and Chief Development Officer or members of our Board of Trustees).

We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I

Item 1.	Business

Unless the context otherwise requires or indicates, references in this Annual Report on Form 10-K to “Republic Property Trust,” “Republic,” “we,” “the company,” “our,” and “us,” refer to Republic Property Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries.

Overview

We were formed as a Maryland real estate investment trust, or REIT, on July 19, 2005. As of January 15, 2007, we maintain our headquarters at 13861 Sunrise Valley Drive, Suite 410, Herndon, Virginia 20171. We completed our initial public offering of common shares, or IPO, on December 20, 2005.

We are a fully-integrated, self-administered and self-managed REIT formed to own, operate, acquire and develop primarily Class A office properties. We are predominantly focused in the Washington, D.C. metropolitan, or Greater Washington, D.C., market, which includes Northern Virginia and Suburban Maryland.

At December 31, 2006, we owned 13 commercial properties, consisting of 24 institutional-grade office buildings, indirectly through Republic Property Limited Partnership, our Operating Partnership, in which we then had an approximate 88% interest. We believe our properties are characterized by our tenant base, which includes several U.S. government agencies and nationally recognized companies, the institutional quality and utility of our office parks and buildings and the substantial amount of space occupied on average by our tenants. As of December 31, 2006, approximately 21.2% and 46.0% of our space under lease was leased to U.S. government agencies and nationally recognized corporations, respectively.

At December 31, 2006, our portfolio of 13 commercial office properties contained an aggregate of approximately 2.4 million net rentable square feet, with one Class A trophy office property located in Washington, D.C., approximately one half block from the White House, and 12 Class A office properties located in Northern Virginia. In addition, we held an option to acquire three office properties in the District of Columbia, representing an estimated 1.1 million net rentable square feet upon completion.

On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the development and construction costs will equal approximately $32 million, excluding loan interest expense and (ii) development and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story Class A office building consisting of approximately 171,000 net rentable square feet.

Corporate Structure

Formation Transactions

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

Concurrent with the closing of the IPO, the Company entered into the following transactions, which we refer to as the formation transactions. The Company had no significant operations prior to the consummation of the IPO and the formation transactions.

•	RKB Holding L.P., a Delaware limited partnership with no independent operations other than its role as a limited partner of RKB Washington Property Fund I L.P. (the “Predecessor”), merged with and into the Operating Partnership.

•	We issued 3,962,861 common shares, 2,806,327 units of limited partnership in our Operating Partnership (“OP units”) and $31.4 million in cash (net of costs and assumption of taxes) as consideration for the contribution of the Predecessor’s 100% interest in nine Northern Virginia properties. As part of this consideration, the Predecessor received and then distributed OP units to its partners, some of which are entities owned or controlled by members of our Board of Trustees and members of our senior management team.

•	We acquired a 100% interest in RPT 1425 Investors L.P., which indirectly held a 100% interest in the Republic Building. In exchange for the contribution of these interests to our Operating Partnership, the foreign partners of RPT 1425 received, based on a previous election made by each of the partners, a combined total of 810,648 common shares and approximately $3.9 million in cash net of costs and assumption of taxes, while the domestic partners of RPT 1425 received 271,500 OP units.

•	Richard Kramer, the Chairman of our Board, Steven Grigg, a trustee, and Mark Keller, our Chief Executive Officer, and Republic Properties Corporation, a private real estate development, redevelopment and management company founded by Messrs. Kramer and Grigg, contributed certain management and development rights in exchange for an aggregate of 482,192 OP units.

We are engaged in a number of disputes with Messrs. Richard Kramer and Grigg. For a discussion of these disputes, see “Item 1A. Risk Factors — Risks related to our organization and structure”, “Item 3. Legal Proceedings”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Short-Term Liquidity Requirements”, “— 2006 Impairment Charges”, “— Independent Investigation” and “— Litigation”.

UPREIT Structure

We contributed the proceeds of the IPO to our Operating Partnership in exchange for a number of OP units equal to the number of common shares issued in the IPO. We are the sole general partner of, and as of December 31, 2006, were the owner of, approximately 88% of the economic interests in our Operating Partnership. This structure is commonly referred to as an umbrella REIT, or UPREIT, structure. We are organized and operate so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended commencing with our taxable year ended December 31, 2005.

Our Operating Partnership owns all of our assets. In order to maintain our qualification as a REIT while realizing income from management, leasing, construction and development contracts with third parties, all of these services are conducted through Republic Property TRS, LLC, a Delaware limited liability company, a taxable REIT subsidiary of ours.

2007 Corporate Strategy

Our primary business objective is to maximize total return to shareholders through (i) appreciation in the value of our current assets, (ii) expansion of our portfolio through the acquisition of additional assets and (iii) the development of new assets or the redevelopment of existing office buildings. To accomplish this objective, we intend to focus on our core competencies, which include increasing the operating performance of our portfolio as well as selectively pursuing opportunities to acquire institutional quality office properties that provide us with increased cash flow.

Leasing and Property Management.   We seek to capitalize on our management’s extensive knowledge of the Washington, D.C. marketplace and the needs of tenants through a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) use of extensive contacts in the brokerage community; (iii) use of a comprehensive service request, work order, preventative maintenance and asset management system; and (iv) a commitment to tenant satisfaction by providing high quality tenant services.

Acquisitions.   We seek opportunities to acquire assets that we believe have below market rental rates and/or short to mid-term growth or redevelopment potential. We also intend to expand our portfolio of properties by developing and subsequently acquiring institutional quality office properties, predominantly in Greater Washington, D.C. Given our current capitalization and investment objectives, we may enter into an institutional joint venture or another ownership arrangement to (i) expand our acquisition program, (ii) improve our return and risk profile and (iii) increase fee revenue. A joint venture would permit us to leverage our capital investments in redevelopment transactions or to acquire trophy office assets in which the return threshold is below our general investment criteria.

Option Properties.   As part of our acquisition strategy we have entered into agreements with entities affiliated with some of our executive officers and trustees granting us options to acquire the three office properties known as The Portals III and Republic Square I and II. The Portals III and Republic Square I received their certificates of substantial completion in June 2006 and April 2006, respectively. Republic Square I is 46% leased and 21% occupied and Portals III is 13% leased and unoccupied as of December 31, 2006. Republic Square II is an undeveloped parcel of land. The development of Republic Square II depends upon the successful build out and lease-up of Republic Square I and any difficulties encountered may affect our growth. We believe our growth is dependent upon our ability to acquire these three option properties. Our ability to acquire these properties, however, is subject to several risks and uncertainties, including the risk that Republic Square II is not ultimately constructed, that the option is terminated upon a change in control and that our independent trustees do not approve our acquisition of one or more of the option properties. The initial options for Portals III and Republic Square I expire sixty (60) days prior to the maturity date (including any extensions) of the construction loan or loans or refinanced construction loan or loans with respect to each of our option properties. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period. The initial option for Republic Square II, which is currently an undeveloped parcel of land, will expire at the later of sixty (60) days prior to the construction loan maturity date or thirty-six (36) months from the date construction begins.

Property Dispositions.   We continuously evaluate our properties to identify those that are most suitable to meet our long-term earnings growth objectives and contribute to increasing portfolio value. Properties that (i) no longer meet our investment criteria or (ii) fail to meet our strategy to upgrade the institutional quality of our portfolio are identified as potential dispositions. We will consider selling such properties if (i) we can achieve an appropriate return on our investment and (ii) we believe that we will be able to re-deploy the capital generated from the sale into property acquisitions that upgrade the institutional quality of our portfolio and will provide enhanced earnings growth opportunities.

2006 Transactions

Real Estate Acquisitions

On May 25, 2006, we acquired WillowWood I and II for $66.8 million, including acquisition-related transaction costs. WillowWood I and II are two Class A office buildings totaling 244,871 rentable square feet. The buildings are part of a four-building office complex known as WillowWood Plaza in Fairfax, Virginia. We previously acquired the other two buildings, WillowWood III and IV. The acquisition of WillowWood I and II was funded through a $46.4 million mortgage loan and by our revolving credit facility.

On September 6, 2006, we acquired Republic Park 8 for approximately $48.6 million in cash, including acquisition-related transaction costs. Republic Park 8 is a five-story Class A office building totaling 181,154 net rentable square feet on a site of 7.6 acres. The property is located in Herndon, Virginia and is adjacent to our Republic Park 1-7 properties. We believe that we can secure additional office and mixed-use opportunities on the property. On September 29, 2006, we refinanced Republic Park 1-8 with a $100 million loan fixed at 6.09% for a 10-year term.

Fee Development — Option Properties

In June 2006, the base building of The Portals III was completed. The Portals III is a 505,000 square foot trophy office building located in the Southwest submarket of Washington, D.C. In June 2006, we provided financing services to the owners of The Portals III and assisted in the arrangement of a $180 million loan with Wachovia Bank, N.A. for a two-year term with a one-year extension option subject to conditions including obtaining a rate cap. The Company has an option to acquire The Portals III once it is 85% occupied. At December 31, 2006, The Portals III was approximately 13% leased, with the initial tenant expected to take occupancy in April 2007.

In April 2006, the base building of Republic Square I was completed. Republic Square I is a 385,000 square foot trophy office building located in the Capitol Hill submarket of Washington, D.C. The Company has an option to acquire Republic Square I once it achieves 85% occupancy. At December 31, 2006, Republic Square I was approximately 46% leased, and approximately 21% occupied.

Credit Facility

On May 1, 2006, we closed on a $150.0 million secured line of credit. We have an option to increase the amount of the facility by up to $100 million provided we satisfy certain criteria. Borrowings under the facility are secured by our Presidents Park I, II and III properties. The facility is scheduled to mature in May 2009, subject to a one-year extension at our option. The variable interest rate as of December 31, 2006 was 6.925%. At December 31, 2006, $5.0 million was outstanding under the facility. As of December 31, 2006 we had $52.1 million of capacity remaining on the line. As of February 20, 2007, as a result of the acquisition of 1129 20th Street, NW, $40.0 million was outstanding on the line and we had $17.1 million of capacity remaining.

Recent Developments

On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the development and construction costs will total approximately $32 million, excluding loan interest and (ii) development and construction will be completed in mid-2008. When completed, the building is expected to comprise a 10-story Class A office building consisting of approximately 171,000 net rentable square feet.

On February 28, 2007, we entered into a 10-year lease with XO Communications, LLC at our Presidents Park property for 105,000 square feet. XO Communications is a facilities-based telecommunications services provider that delivers an array of telecommunications services to the telecommunications provider, business and government markets. The lease provides for an initial rental rate of $26 per square foot commencing on December 1, 2007 and tenant improvements of $70 per square foot. After the first year, the lease provides for annual fixed rent increases in addition to payment of any increases in operating expenses.

Leasing and Management

We provide property management services to our portfolio instead of contracting with a third party for the provision of these services. In addition to creating various operational efficiencies, we believe managing our own portfolio permits us to be highly responsive to our tenants, aiding our ability to retain current tenants or efficiently replace any departing tenants. We seek to capitalize on our management’s extensive knowledge of the Washington, D.C. marketplace and the needs of our tenants through a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) use of extensive contacts in the brokerage community; (iii) use of a comprehensive service request, work order, preventative maintenance and asset management system; and (iv) a commitment to tenant satisfaction by providing high quality tenant services.

During 2006 we leased approximately 188,000 square feet of space in our portfolio (excluding space associated with our option properties). As of December 31, 2006, leases expiring in 2007 comprised approximately 93,000 square feet. During 2006 we leased approximately 36,000 square feet that was due to rollover in 2007, reducing our exposure to 2007 rollover. In addition, at December 31, 2006, approximately 303,000 square feet of our portfolio was vacant. In February 2007 we signed the lease with XO Communications described above, which reduces vacancy to approximately 198,000 square feet, or 8.2% of our portfolio.

We also provide third party management services for Portals I, Portals II, Portals III and Republic Square I, properties which are owned in part and managed by affiliates of Messrs. Kramer and Grigg. The management agreements for Portals III and Republic Square I, two of our Option Properties, are terminable upon 30 days notice. The management agreements for Portals I and Portals II have one-year terms that renew automatically each December 15, unless terminated by either party prior to September 15 of each calendar year.

Acquisitions

We pursue acquisition opportunities which we believe will contribute to a balanced portfolio that generates both stable revenue growth and opportunistic returns. In evaluating potential acquisition opportunities, we seek properties that meet one or more of the following criteria: (i) substantially-leased institutional-grade office properties that require minimal capital improvements and support the tenants’ facility and long-term space requirements; (ii) properties located in well-established submarkets of Greater Washington, D.C. that possess substantial commercial infrastructure and are accessible to major transportation networks; (iii) stabilized properties in excess of 75,000 net rentable square feet which have been built or renovated in the past 10 years; and (iv) properties which we believe can achieve high values and investment growth through the implementation of repositioning strategies, redevelopment and re-leasing and marketing plans.

We expect to utilize third-party debt as part of the financing structure on our acquisitions. We seek to balance long-term fixed-interest rate debt with short term variable cost debt in order to maximize our strategic growth objectives. We seek to lock-in long-term debt rates, when compatible with our long-term growth objectives, on existing substantially leased assets. For example, during 2006, in connection with our acquisitions of WillowWood I and II and Republic Park 8, we locked in 10-year weighted-average interest rates of 6.1% on an aggregate of $146 million of debt. We funded the balance of the purchase price of these acquisitions using our credit facility. We expect primarily to use variable rate debt during the development and repositioning of an asset and seek to convert this debt into long-term fixed-interest rate debt upon completion and lease stabilization of a property.

We may enter into joint ventures and other ownership arrangements to improve our return and risk profile. These joint ventures would permit us to leverage our capital investments in development and redevelopment transactions or to acquire trophy office assets in which the return threshold is below our general investment criteria. Through our relationship with private equity sources and international banks, we may deploy third-party capital to help finance highly complex or opportunistic transactions that would permit us to enter into agreements to generate management and/or development fee income and disproportionate cash distributions while effectively reducing our risk/return exposure.

Development and Repositioning

Our development strategy is to invest in projects that allow us to deploy our development expertise and produce returns higher than those achievable by investing in fully-developed assets in restricted markets. In addition, we seek to provide fee-based development services to third parties for all real estate classes in order to produce additional revenue and to secure future investment opportunities.

In selecting development projects, we seek to create and maximize value by focusing on redevelopment and other opportunities that provide us with economic or market advantages. We seek to achieve economic advantages through favorable zoning, tax, land carry, and other capital investments. Market advantages include obtaining investment opportunities in otherwise supply constrained markets or developing property at a lower and more competitive cost basis. For example, through our September 2006 acquisition of Republic Park 8, we expect that, by combining the land areas of all eight buildings of Republic Park, we will be able to secure additional office and mixed use development on the property at no further land cost. In addition, we believe that Class B and Class C office assets located in Greater Washington, D.C., and specifically the District of Columbia, may present attractive opportunities for redevelopment or repositioning as an alternative to new development opportunities which are currently extremely limited in this market. Our acquisition of 1129 20th Street in Washington DC is our first example of such a redevelopment opportunity.

We intend to apply our management’s expertise in construction, leasing and managing properties to enhance cash flow and value by developing, renovating and repositioning properties to be the best in their sub-markets. Our Presidents Park and Republic Park 8 properties and the acquisition of 1129 20th Street, NW are examples of this strategy. Because these properties feature unique architectural design, large floor plates, additional floor area ratio (FAR) or other amenities and functionally appealing characteristics, we believe reinvestment in these properties will provide us with an opportunity to meet market demand, while generating favorable returns.

Competition

We compete with owners, operators and developers of office and commercial real estate in the highly competitive Greater Washington, D.C. market for tenants, office property acquisition and development opportunities and fee-based development projects.

In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet the needs of a prospective tenant and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the Greater Washington, D.C. market. Our competitors for attracting tenants to our office properties include national, regional and local owners and operators of Class A office properties in Greater Washington, D.C.

We also face competition when pursuing acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have access to cheaper equity or debt financing, may have private access to opportunities not available to us and otherwise be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us and increase the price required to consummate an acquisition opportunity.

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

Insurance

We carry comprehensive property, commercial and general liability and extended coverage insurance covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some risk to our properties, such as losses due to earthquakes or floods, are insured subject to policy limits that may not be sufficient to cover all of our losses.

Regulation

Environmental Matters.  Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Accordingly, prior to closing any property acquisition, we obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. None of the environmental site assessments that we have obtained have revealed any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

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

Americans with Disabilities Act.  Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Employees

As of December 31, 2006, we had 76 employees, of which, 30 were corporate, executive and administrative personnel and 46 were on-site management, administrative and maintenance personnel. We believe that our relations with our employees are good. None of our employees are represented by a union.

Materials Available on Our Website

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

Copies of SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of the Company, are available for download, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the SEC, at our website at www.rpbtrust.com. Our website also contains copies of the following documents that can be downloaded free of charge:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics;

•	Code of Ethics for Principal Executive Officer and Senior Financial Officers;

•	Charter of the Audit Committee;

•	Charter of the Compensation Committee; and

•	Charter of the Corporate Governance and Nominating Committee.

In the event of any changes to these charters, codes or guidelines, changed copies will also be made available on our website.

The content of our website is not a part of this report. You may request a copy of any of the above documents, at no cost to you, by writing or telephoning us at: Republic Property Trust, 13861 Sunrise Valley Drive, Suite 410, Herndon, Virginia 20171, attention: Investor Relations, telephone: (703) 880-2900. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

Item 1A.	Risk Factors

Any of the following factors could harm our business and future results of operations. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our shareholders.

Risks related to our organization and structure

Our former Vice Chairman and President and Chief Development Officer has sued us for, among other things, breaching his employment agreement.

Steven A. Grigg, our former Vice Chairman and President and Chief Development Officer, has filed a lawsuit against us for, among other things, breaching his employment agreement. His lawsuit seeks, among various equitable remedies, claims for money damages. We have filed an answer denying and asserting defenses to all of Mr. Grigg’s claims, and also asserted counterclaims for money damages against Mr. Grigg. This lawsuit (i) is likely to cause the Company to incur significant legal and other costs and expenses, (ii) could divert the Company’s management’s time and attention away from the operation of its business, or (iii) require us to pay damages, any or all of which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.

Messrs. Kramer and Grigg have threatened to sue us in connection with the Audit Committee’s independent investigation of the City Center Project in West Palm Beach, Florida.

Legal counsel to Messrs. Richard Kramer and Grigg, in separate communications, have threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including actions taken in connection with the Audit Committee’s independent investigation of the City Center project in West Palm Beach, Florida. In addition, as a result of the independent investigation, the Audit Committee recommended certain actions, including that we seek to resolve certain matters with Messrs. Richard Kramer and Grigg, including their continued service as Chairman and trustee of our Board of Trustees, respectively, and as members of our Board of Trustees. The final resolution of these matters could also result in litigation.

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously.

Messrs. Richard Kramer and Grigg have asserted that a change of control has occurred. Any litigation against Messrs. Richard Kramer and/or Grigg is likely to cause us to incur significant legal and other costs and expenses, could delay or terminate our ability to exercise our options on Republic Square I, Republic Square II and/or Portals III or enforce the other related party agreements with entities controlled by Messrs. Richard Kramer and Grigg and could divert our management’s time and attention away from the operation of our business, require us to pay damages or otherwise restrict our activities, any or all which could have a negative impact on our cash flows, liquidity, operating results and future growth prospects. Further, depending upon the facts and circumstances of any such claim, the company may be required to indemnify either or both of Messrs. Kramer and Grigg for their legal costs.

If our Board of Trustees and management are unable to convey an appropriate “tone at the top,” our ability to maintain effective internal controls and procedures or manage our operations effectively may be adversely impacted.

The Audit Committee’s independent investigation of matters arising from our involvement in the West Palm Beach City Center Project highlighted past conduct by certain members of our Board of Trustees and former members of our management that implicated certain “tone at the top” considerations. Any failure by our Board of Trustees or management to convey an appropriate “tone at the top” or otherwise adhere to the highest levels of ethical behavior may adversely impact our ability to maintain effective internal controls and procedures or manage our operations effectively.

Messrs. Kramer, Grigg, Keller and Siegel, and their affiliates, own approximately 7.3%, 1.3%, 1.1% and 2.4%, respectively, of our outstanding common shares and partnership units of our Operating Partnership on a fully-diluted basis and have the ability to exercise significant control over our operations and any matter presented to our shareholders.

At December 31, 2006, Richard L. Kramer,, Steven A. Grigg, Mark R. Keller, and Gary R. Siegel, and their affiliates, owned approximately 7.3%, 1.3%, 1.1% and 2.4%, respectively, of our outstanding common shares and partnership units of our Operating Partnership on a fully-diluted basis. Consequently, these persons and entities may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day business decisions and management policies. As a result, these individuals and their affiliates, have substantial influence over us and could exercise their influence in a manner that conflicts with your interests.

Messrs. Kramer and Grigg have substantial outside business interests, including interests in Portals Development Associates Limited Partnership and Republic Properties Corporation, rights to continued management and development fee income in connection with The Portals Properties and ownership interests in the owner and lessor of certain of our office space, which give rise to various conflicts of interest with us and could harm our business.

Messrs. Kramer and Grigg have outside business interests, including ownership interests in PDA, an entity which has substantial ownership interests in The Portals Properties. In particular, Messrs. Kramer and Grigg have an approximate 6.0% and 5.8% indirect ownership interest in Portals I and II, respectively. Additionally, Republic Properties Corporation, a private real estate development and management company controlled by Messrs. Kramer and Grigg, and Republic Land Development LLC, a private real estate development company controlled by Mr. Kramer, are each engaged in the development of properties, both inside and outside of Greater Washington, D.C., that were not contributed to us as part of the formation transactions. Mr. Kramer and his family also have substantial interests in entities which own extensive amounts of non-office real estate in Greater Washington, D.C.

Although we entered into non-competition agreements with Messrs. Kramer and Grigg, each of them are permitted to pursue specified business interests in Greater Washington, D.C. that may hinder their ability to spend adequate time on our business. In particular, Messrs. Kramer’s and Grigg’s non-competition agreements permit each of them to continue to provide certain services in connection with their positions as general partners of PDA and owners of Republic Properties Corporation and to hold interests in certain entities that provide real estate services in Greater Washington, D.C. As part of his lawsuit with respect to his former employment as our President and Chief Development Officer, Mr. Grigg has sued to void his non-competition agreement. If his non-competition agreement is voided, he would be able to compete directly against us, which could adversely impact our future operations.

Additionally, we have entered into the following agreements with entities affiliated with Messrs. Kramer and Grigg:

•	a development services agreement with respect to Republic Square I in which we receive a development fee;

•	a management services agreement with respect to Republic Square I and Republic Square II, when completed, in which we receive a fee equal to 1% of the gross revenues of each property and a payment to cover the costs of the corporate and property labor and overhead for providing these services;

•	a management services agreement with respect to The Portals I and II in which we receive a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing these services;

•	a development services agreement with respect to The Portals III in which we receive a fee equal to 3% of the remaining development costs;

•	a management services agreement with respect to The Portals III, (and Portals IV and V, when completed), in which we receive a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing these services;

•	a development services agreement for The Portals IV and V in which we receive a fee equal to 3% of the development costs; and

•	a services agreement in which we provide, on an outsource basis, various management, development and administrative services to certain properties in which Messrs. Kramer and Grigg have direct or indirect interests in which we receive an annual fee of approximately $1.1 million.

Prior to January, 2007, our headquarters were located at Portals I. We continue to have a lease for 1,770 square feet of office space at The Portals I. This lease requires monthly payments of $6,837 and expired on December 15, 2006 but contains three six-month extension options. We are currently occupying this space under the first six-month extension.

Agreements with Republic Properties Corporation and Messrs. Kramer and Grigg were in place at the IPO and were not negotiated on an arm’s-length basis and were not approved by our independent trustees or independent trustee nominees at the time of the IPO. As a result, we may not receive the fair market value for these services that we otherwise could have obtained from an unrelated third party. Messrs. Kramer’s and Grigg’s personal interest in PDA and Republic Properties Corporation and Mr. Kramer’s personal interest in Republic Land could conflict with your interests as our shareholders with respect to business decisions affecting us, which could harm our business.

We may pursue less vigorous enforcement of the terms of our agreements with members of our senior management and trustees and their affiliated entities because of our dependence on them as well as conflicts of interest that exist.

As discussed above, we have entered into various agreements with Messrs. Kramer and Grigg and their affiliated entities, including option, non-competition, contribution and other related party arrangements. On December 29, 2006, we received a notice in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement, which articulated certain purported fee and service level disputes under these agreements. Additionally, the owner of Portals I has initiated an eviction proceeding to evict us from our former headquarters. The trial is scheduled to take place in the DC Superior Court on April 12, 2007. Because of our desire to maintain our ongoing relationships with Messrs. Kramer and Grigg and because of the conflicts of interest that exist with them, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements, including the eventual resolution of the purported fee and service level disputes described above.

Additionally, each of Mr. Keller, our Chief Executive Officer, Mr. Siegel, our Chief Operating Officer and General Counsel, and Mr. Green, our Executive Vice President and Chief Financial Officer, is a party to an employment agreement with us. These agreements were not negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our senior management and because of the conflicts of interest that exist with them.

Our business and growth strategies could be harmed if key personnel with well-established ties to the Greater Washington, D.C. real estate market terminate their employment with us.

Our success depends, to a significant extent, on the continued services of our Chief Executive Officer, and the other members of our senior management team who have extensive market knowledge and long-standing business relationships in Greater Washington, D.C. Although we have an employment agreement with our Chief Executive Officer, there is no guarantee that he will remain employed by us. If any of our senior management team, particularly our Chief Executive Officer, left our company and we failed to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business, financial condition and results of operations could be adversely affected. An event of default occurs under our Credit Facility if our current Chief Executive Officer leaves our company and an experienced successor is not approved by the lenders under the Credit Facility within six months.

Our employment agreements with each of Messrs. Keller, Siegel and Green provide benefits in the event of a change in control of our company or if the employment agreement is not renewed, which could deter a change in control that could be beneficial to our shareholders.

We entered into separate employment agreements that provide each of Messrs. Keller, Siegel and Green with various severance benefits if their employment ends under certain circumstances following a change in control of our company or if such individual resigns for “good reason”, as defined in the employment agreement. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the interests of our shareholders.

Our Board of Trustees may change our investment and operational policies and practices and enter into new lines of business without a vote of our shareholders, which limits our shareholders’ control of our policies and practices and may subject us to different risks.

Our major policies, including our policies and practices with respect to investments, financing, growth and debt or equity capitalization are determined by our Board of Trustees. Although we have no present intention to do so, we may change these and other policies from time to time or enter into new lines of business, at any time, without the consent of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies. These changes could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report. A change in our investment strategy or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations.

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

Our organizational documents contain provisions which may have an anti-takeover effect and inhibit a change of our management. These provisions include:

•	Our charter contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management. Our charter provides that trustees may only be removed for cause and only upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees even if the remaining trustees do not constitute a quorum. This requirement makes it more difficult to change our management by removing and replacing trustees.

•	There are ownership limits and restrictions on transferability in our Declaration of Trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assist us with qualifying as a REIT under this test, subject to some exceptions, our Declaration of Trust prohibits any shareholder from owning, actually or constructively, more than 9.8% of the value or number of our outstanding shares of any class or series. Our Board of Trustees may exempt a person from the 9.8% ownership limit if our Board of Trustees determines, in its sole discretion, that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may:

•	discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.8% of shares of any class or series to dispose of the additional shares of such class or series and, as a result, to forfeit the benefits of owning the additional shares.

•	Our Declaration of Trust and Bylaws permit our Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring us. Our Declaration of Trust and Bylaws permit our Board of Trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Trustees. Thus, our Board of Trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•	Our Declaration of Trust and Bylaws contain other possible anti-takeover provisions. Our Declaration of Trust and Bylaws contain other provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our shareholders from being paid a premium for their common shares over the then-

prevailing market prices. These provisions include advance notice requirements for shareholder proposals and the absence of cumulative voting rights.

•	Maryland law may discourage a third party from acquiring us. Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of such shares. We have opted out of these provisions of Maryland law. However, our Board of Trustees may opt to make these provisions applicable to us at any time. These provisions include:

•	business combination moratorium/fair price provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•	control share provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of control shares from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

We may have assumed unknown liabilities in connection with the Formation Transactions, which could harm our financial condition.

As part of the formation transactions, we, through our Operating Partnership, received a contribution of interests in certain assets subject to existing liabilities, some of which may have been unknown at the time the IPO was consummated. Unknown liabilities might include liabilities for investigation or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the IPO (that had not been asserted or threatened prior to the IPO), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Our recourse with respect to such liabilities may be limited. Any unknown liabilities which we assumed in connection with the formation transactions could harm our financial condition.

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

Our ability to pay our estimated distributions in 2007 depends upon our actual operating results. We may have to borrow funds under our line of credit to pay a portion of this distribution, which could slow our growth and depress the price of our common shares.

We were unable to pay our 2006 distributions to shareholders out of cash available for distribution to our common shareholders. Unless our operating cash flow increases through increased leasing at our Presidents Park properties or otherwise, we will be required to continue to fund distributions from borrowings under our line of credit, from the disposition of properties or to further reduce such distributions. Any borrowing under our line of credit to fund distributions would reduce the amount of funds available under this line of credit for other purposes, such as potential acquisitions, capital improvements or development activities. If we need to borrow funds or dispose of properties to meet our shareholder distributions or if we further reduce the amount of such distributions, our share price may be adversely affected.

Risks related to our business and properties

Our portfolio of properties, together with our three option properties, are all located in Greater Washington, D.C. and any downturn in the area’s economy may negatively affect our operating results.

All of our properties and option properties are located in Greater Washington, D.C. As a result of this geographic concentration, we are exposed to greater economic risks than if we owned a more geographically-diverse portfolio. In addition, at December 31, 2006, 12 of our 13 properties are located in Northern Virginia, a real estate market which we believe has only recently emerged from a period of higher vacancy and lower rental rates, as compared to historical rates. Greater Washington, D.C., and more specifically, Northern Virginia, is distinguished by a high concentration of professional service firms, technology and telecommunications companies, federal and local government agencies and various trade groups and associations. Adverse economic developments affecting one or more of these groups, including decreased procurement spending by the U.S. government, outsourcing, business layoffs or downsizing, industry slowdowns, businesses relocations, changing demographics, acts of terrorism, infrastructure quality, increases in real estate and other taxes, costs associated with government regulations or increased regulation, and other factors, including the potential for decreased U.S. government leasing in Greater Washington, D.C. as a result of the Department of Defense’s Base Realignment and Closure initiative, may significantly affect the occupancy, rental rates and value of our properties, which may negatively affect our results of operations.

We depend on a limited number of significant tenants and a payment delinquency, bankruptcy, insolvency or departure of one or more of these tenants could adversely affect the income produced by our properties, which may harm our operating performance.

We are dependent on a limited number of significant tenants at our properties. Our 10 largest tenants represented approximately 58.2% of our total annualized rent for all leases in which tenants were in occupancy as of December 31, 2006. The US Government comprised over 21% of our portfolio and the Department of Justice is our largest tenant, comprising 10.4% of our portfolio.

The bankruptcy, insolvency or departure of one or more of our tenants may adversely affect the income produced by our properties. If a tenant defaults on a lease with us, we may experience delays and incur substantial costs in enforcing our rights. If a tenant files for bankruptcy, we cannot evict the tenant solely because of its bankruptcy. A bankruptcy court, however, could authorize a tenant to reject and terminate its lease with us. In such case, our claim against the tenant for unpaid rent would be subject to a statutory limit that might be substantially less than the remaining rent owed under the lease. Under any circumstances, it is unlikely that a bankrupt tenant will pay, in full, amounts owed to us under a lease. The loss of rental payments from tenants and the costs of re-leasing may adversely affect our cash flows and operating results, which could have a negative impact on our results of operations and financial condition.

If one or more of our tenants with early termination rights terminates its lease with us and we are unable to secure a replacement tenant on at least as favorable terms, our cash flows and operating results would be adversely impacted.

Several of our tenants lease space from us under leases that afford these tenants the right to terminate those leases, in whole or in part, prior to the scheduled expiration of the leases. These tenants lease an aggregate of approximately 428,000 net rentable square feet from us as of December 31, 2006. If one or more of our tenants with early termination rights terminates its lease and we are unable to secure a replacement tenant on at least as favorable terms, our operating results, cash flows and our ability to make distributions to our shareholders or meet our financial obligations would be adversely affected. In addition, in order to secure a replacement tenant, we may have to make significant payments in the form of tenant improvements or other capital expenditures earlier than would otherwise be the case.

We may be unable to renew existing leases or re-let space on terms similar to the existing leases, or at all, as leases expire, or we may expend significant capital in our efforts to re-let space, which may harm our operating performance.

Leases representing approximately 3.9% of our net rentable square feet (or annualized rent of approximately $2.4 million) at our properties will expire before December 31, 2007, assuming no exercise of early termination rights. We may not be able to renew leases with our existing tenants or we may be unable to re-let space to new tenants if our current tenants do not renew their leases. Even if our tenants renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions, may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions or other costs increase, it could have a material adverse effect on our results of operations and financial condition.

Our future growth is dependent on the acquisition of our three option properties and our growth may be harmed if our option agreements are terminated upon a change in control of our company, or otherwise, or our independent trustees do not approve an acquisition of one or more of the option properties.

We have entered into agreements with entities affiliated with Messrs. Kramer, Grigg, and Keller granting us the option to acquire properties representing an estimated 1.1 million net rentable square feet of office space. The terms of these agreements allow us to purchase a property during a period beginning from the receipt of a certificate of occupancy and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. In addition, in the event we do not exercise our initial option on a property, and the property is not sold to a third party, we have a second option to purchase a property during the period beginning 180 days after the expiration of the initial option and continuing through the fourth anniversary of the receipt of the property’s certificate of occupancy. Portals III and Republic Square I received their certificates of occupancy in mid-2006. As the construction of Republic Square II has yet to break ground, we cannot assure you when Republic Square II will receive its certificate of occupancy, if at all. The development of Republic Square II depends upon the successful build out and lease-up of Republic Square I and any delays or difficulties encountered may delay the possible exercise of our options and therefore harm our growth. Our growth is dependent on our ability to acquire these three properties.

At December 31, 2006, Republic Square I was 46% leased and 21% occupied. Portals III was 13% leased and no tenants had occupied their space.

Another risk to the acquisition of the option properties is that the option agreements contain provisions that permit the property owner to terminate an option agreement if a change in control of our company occurs. The option agreements define “change of control” as follows:

(a) Any person or entity has or acquires beneficial ownership of fifty (50%) percent or more of the combined voting power of the company’s then outstanding voting securities entitled to vote generally in the election of trustees; provided, however, that in determining whether a change in control has occurred, voting securities that are held or acquired by (i) Messrs. Kramer, Grigg or Keller or any of their affiliates or (ii) an employee benefit plan maintained by the company or any of its affiliates shall not constitute a change in control.

(b) Messrs. Kramer or Grigg cease to be trustees on the Company’s Board of Trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with the Company’s Declaration of Trust, or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.

(c) The individuals who are members of our Board of Trustees as of the date of the IPO, or the Incumbent Board, cease for any reason to constitute more than fifty (50%) percent of our Board; provided, however, that any individual who becomes a trustee subsequent to the IPO, whose election, or nomination for election by our shareholders, was approved by a vote of at least two-thirds of the Incumbent Board (or deemed to be such pursuant to this provision) shall be considered as though such individual were a member of the Incumbent Board; and provided further, however, that any such individual whose initial assumption of office occurs as a result of or in connection with an actual or threatened solicitation of proxies or consents by or on behalf of a person other than our Board shall not be considered a member of the Incumbent Board.

(d) A consummation of a merger, consolidation or reorganization or similar event involving the Company, unless, following such business combination: (i) the persons or entities with beneficial ownership of the Company, immediately before such business combination, have beneficial ownership of more than fifty (50%) percent of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such business combination; (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the initial agreement providing for such business combination constitute more than fifty (50%) percent of the members of the board of directors of the surviving company; and(iii) no person or entity, who immediately prior to such business combination had beneficial ownership of thirty (30%) percent or more of the then voting securities, has beneficial ownership of fifty (50%) percent or more of the then combined voting power of the surviving company’s then outstanding voting securities;

(e) The disposition of all or substantially all of the Company’s assets to any person (other than the Company or any of its affiliates, or Messrs. Keller, Grigg and Kramer and their respective Affiliates) unless, (i) the person is Kramer, Grigg, Keller or any of their affiliates, or (ii) immediately following such disposition, the conditions set forth in paragraph (d)(i), (ii) and (iii) above will be satisfied with respect to the entity which acquires such assets; or

(f) The occurrence of a liquidation or dissolution of the Company not in connection with any transaction described in paragraphs (d) and (e) above.

Messrs. Richard Kramer and Grigg have asserted that a change of control has occurred. Any litigation against Messrs. Richard Kramer and/or Grigg is likely to cause us to incur significant legal and other costs and expenses, and could delay or terminate our ability to exercise our options on Republic Square I, Republic Square II and/or Portals III.

Our ability to acquire these properties, therefore, is subject to several risks, including that Republic Square II is not ultimately developed, that the options are terminated upon a change in control, that one or more of the option properties is sold to a third party in the period beginning 60 days prior to the maturity of any construction debt or that our independent trustees do not approve our acquisition of one or more of the properties. The initial options for Portals III and Republic Square I expire sixty (60) days prior to the maturity date (including any extensions) of the construction loan or loans or refinanced construction loan or loans with respect to each of our option properties. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period. The initial option for Republic Square II, which is currently an undeveloped parcel of land, will expire at the later of sixty (60) days prior to the construction loan maturity date or thirty-six (36) months from the date construction begins.

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

Our operating flexibility and ability to sell any of the option properties that we may acquire may be economically prohibited by certain tax protection obligations.

In connection with the option properties, we have agreed with the current property owners that if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, then we will indemnify the property owners and their direct and indirect owners for their tax liabilities attributable to any built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of any such reimbursement payment). Although it may otherwise be in our shareholders’ best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

Messrs. Kramer, Grigg, and Keller, and their affiliates, have substantial ownership interests in our three option properties and these interests may conflict with our shareholders’ interests.

Messrs. Kramer, Grigg and Keller, and their affiliates, have substantial ownership interests in the three properties that we have options to acquire. Although any decisions regarding whether or not to purchase these properties in the future will be made by a vote of our independent trustees, we cannot assure you that we will not be adversely affected by conflicts arising from Messrs. Kramer, Grigg and Keller’s existing and ongoing economic interest in these properties. In particular, these conflicts could cause Messrs. Kramer, Grigg and Keller to divert their time and attention away from focusing on our business in an effort to enhance the value of the option properties for which they will receive direct and significant consideration upon exercise of our option.

When providing fee-based development services, our right to receive fees for development services is typically subordinate to the rights of other creditors in connection with the construction of the property and as a result we may not be able to timely collect development fees, if at all, which could harm our operating results.

Typically, our right to receive fees for development services is subordinate to the rights of third-party creditors providing construction loans for the project. For example, the development services agreement entered into between us and the owner of Republic Square I provided that our rights to receive development fees were subordinate to the rights and interests of the lender under a construction loan agreement. As a result of these types of subordination provisions, we may be unable to collect fees earned by us for the development and construction of a project in a timely fashion, if at all, if a default under the construction loans has occurred or the creditor providing the construction loans has otherwise not been repaid, which could harm our results of operations.

If we lose our right to provide management or development services on an outsource basis for The Portals Properties, our cash flows and operating results will be negatively impacted.

As part of the formation transactions, we entered into agreements with Messrs. Kramer and Grigg and Republic Properties Corporation, each general partners of PDA, pursuant to which we provide, on an outsource basis, management and development services for The Portals Properties in exchange for receiving a portion of the management or development fee, as the case may be, that is payable to Messrs. Kramer and Grigg and Republic Properties Corporation with respect to each property. Messrs. Kramer and Grigg and Republic Properties Corporation, as general partners of PDA, together with another unaffiliated general partner of PDA, currently receive a fee for the management of The Portals I and II properties and a development fee for The Portals III. Because our agreements to provide management and development services to The Portals Properties are with Messrs. Kramer and Grigg and Republic Properties Corporation and not with the entities that own The Portals Properties, we are not in privity of contract with these entities and do not have a direct right to enforce our agreements with these entities. Accordingly, if PDA’s right to provide these services to

The Portals Properties is terminated for any reason (whether or not we are at fault), we would lose our right to provide those management and/or development services to one or more of the Portals Properties, which would negatively impact our cash flows and operating results.

In December 2006 we received a notice of an alleged service level and fee dispute under the agreements with Messrs. Kramer and Grigg and Republic Properties Corporation. Each of the Portals I and II Management Agreements, and the PDA Asset Management Agreement has a one-year term expiring December 15 of each year, with automatic renewal unless either party gives notice 90 days prior to December 15 of such year. If our current agreements with Messrs. Kramer and Grigg and Republic Properties Corporation to provide management and development services for The Portals Properties are terminated for any reason, including as a result of the alleged service level and fee dispute, or if either party gives notice of non-renewal in September 2007, our cash flows and operating results would be negatively impacted.

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

Our ability to acquire office and office-oriented mixed-use properties on favorable terms may be constrained by competition from other investors with significant capital, including other publicly-traded REITs and institutional investors. Competition from these other potential acquirers may result in increased bidding, which may ultimately increase the price we must pay for a property or may result in us being unable to acquire a property at all. For example, we have acquired the majority of our properties in privately negotiated transactions outside of a competitive bidding process. If we are unable to continue to attract, negotiate and consummate these types of private transactions, we may be forced to expend substantial resources in a competitive bidding process. Failure to identify or consummate suitable acquisitions could cause us to grow at a slower rate than expected, which could in turn adversely affect our results of operations.

If we are not successful in efficiently integrating and operating the properties we acquire, management’s attention may be diverted away from our day-to-day operations and we may experience other disruptions which could harm our results of operations.

We will be required to integrate properties we acquire into our existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, if, for example, we do not realize anticipated operational or geographical synergies, which may cause disruptions in our operations or may divert management’s attention away from our day-to-day operations, which could harm our results of operations.

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

We face significant competition for tenants in our properties from owners and operators of office and office-oriented mixed-use properties, many of which own properties similar to ours in Greater Washington, D.C. These competitors may possess flexibility in designing space to meet prospective tenants’ needs or may be more willing to make space available to prospective tenants at lower prices than comparable spaces in our properties, which could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge these tenants.

Our operating results will be harmed if we are unable to fully lease-up vacant space at properties which were underperforming at the time we acquired them.

As part of our acquisition strategy, we have acquired, and may in the future acquire, properties, such as Presidents Park and Republic Park 8, which we believe will result in favorable risk-adjusted returns on our investment but that have high vacancy rates upon acquisition. For example, Presidents Park 2 was 23% occupied on the acquisition date of December 2004, and Republic Park 8 was 58% occupied at its acquisition in September 2006. Properties acquired with significant vacancy may impede our operating performance and may take longer to achieve our anticipated investment return, if at all. Costs associated with the lease-up of a recently-acquired property may be higher than anticipated and, if achieved, may take longer to reach than we expect. To the extent our costs are higher than anticipated or we fail to lease these properties on favorable terms, or at all, we may not be able to lease-up the property, which may harm our operating results.

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties and appropriate given the relative risk of loss and the cost of the coverage. Some risks to our properties, such as losses due to earthquakes or floods, are insured subject to policy limits which may not be sufficient to cover all of our losses. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Regardless, terrorist acts could result in property damage in excess of our coverage, which could result in significant losses to us due to the loss of capital invested in the property, the loss of revenues from the impacted property and the capital that would have to be invested in that property. Any such circumstance could have a material adverse effect on our financial condition and results of our operations.

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

Our investment in property development may be more costly and earn less revenues than anticipated.

We recently purchased 1129 20th Street, Northwest, Washington, D.C. in order to substantially renovate the buildling. We also purchased Republic Park 8 with the intent of pursuing additional zoning rights to develop a new office building. We intend to continue to look for other opportunities to substantially renovate or develop office properties. Our current and future development and construction activities may be exposed to the following risks:

•	Our actual construction costs for a development project may exceed our original budget due to increases in interest rates, and costs of materials, labor, leasing commissions or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may be unable to complete construction and/or leasing of a property on schedule; and.

•	we may lease developed properties at rental rates that are lower than the rates projected at the time we decide to undertake the development.

Risks related to our debt financing

Required payments of principal and interest on our loan obligations may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2006, we had approximately $350.1 million of outstanding indebtedness, 100% of which was secured. Our ability to cover the required monthly interest payments will depend on a number of factors, including our operating performance, the level of interest rates and cash flow, as well as other factors that we may have failed to anticipate or that are beyond our control.

Since we anticipate that our internally-generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through proceeds of refinancings and/or equity offerings. Any offering of our equity securities to repay a portion of our indebtedness could result in the dilution of our shareholders. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions to our shareholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which could adversely affect our operating results.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the properties we acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders as distributions at least 90% of our annual taxable income (excluding net capital gains) and to avoid corporate level tax on our net taxable income (including net capital gains), or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our substantial debt may harm our business and operating results, by:

•	requiring us to use a substantial portion of our net operating income to pay interest, which reduces the amount available for distributions;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions; and

•	limiting our cash flow or ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future.

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

Debt incurred under our KeyBank line of credit bears interest at a variable rate, which increases our exposure to rising interest rates and could increase our interest expense, causing an adverse effect to our cash flows and results of operations.

Advances under our line of credit bear interest at a variable rate. We may borrow additional money with variable interest rates in the future. Although we may enter into hedging agreements to limit our exposure to rising interest rates as we determine to be appropriate and cost effective, increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense and consequently could adversely affect our cash flows and results of operations. As of December 31, 2006, we had $5.0 million of variable rate debt outstanding. We have not entered into any hedging agreements.

The financial and other covenants that are included in our $150 million senior secured revolving credit facility place limitations on our ability to take certain actions in respect of our business and could adversely affect our financial condition, liquidity and results of operations.

The KeyBank credit facility contains a number of significant restrictions and other covenants that limit our ability to:

•	incur indebtedness;

•	sell certain of our assets;

•	engage in mergers and consolidations;

•	acquire businesses or assets;

•	make capital expenditures and investments;

•	use the proceeds of debt issuances, equity issuances and disposals except to repay outstanding indebtedness under these facilities; and

•	pay distributions or redeem or repurchase common shares.

Additionally, we are required to comply with specified financial ratios and performance covenants. These covenants could affect our ability to operate our business and may limit our ability to engage in transactions that would be otherwise in our best interests. Failure to comply with any of the covenants could result in a default under our credit facility and may cause the lenders under the credit facility to accelerate the timing of the repayment of the underlying indebtedness. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance that debt, which could adversely affect our financial condition, liquidity and results of operations.

Our ability to draw on our credit facility or incur other debt in the future could be restricted by certain covenants. Following the acquisition of 1129 20th Street in February 2007, we may approach the limit of a number of covenants under our credit facility. Our leverage ratio at December 31, 2006, after adjusting for the acquisition of 1129 20th Street, was 67.2%. Our credit facility restricts our leverage ratio to no more than 70%. Our fixed charge coverage ratio at December 31, 2006 was 1.73x. Our credit facility restricts our fixed charge coverage ratio to no less than 1.45x. At December 31, 2006, after adjusting for the February 2007 acquisition of 1129 20th Street we had approximately $17.1 million of capacity available to be drawn under our credit facility. We expect our leverage ratio, fixed charge coverage ratio, and other covenants, together with the amount of available capacity to be drawn to benefit from the lease we signed with XO Communications when the lease commences in December 2007.

Effective March 31, 2007, our credit facility will require the physical occupancy of our Presidents Park properties to meet or exceed 80% of the net rentable area of the properties. We are in the process of requesting a waiver of this covenant from our lenders under the credit facility. If we are unable to obtain a waiver, the borrowings under the credit facility may become due and payable.

If the leverage ratio, fixed charge coverage ratio, or any of the other covenants in our credit facility deteriorate, it could impact our business and operations, including our ability to incur additional debt, draw on our credit facility, which is our primary source of short term liquidity, pay distributions, acquire leveraged properties or invest in properties through joint ventures. We expect to continue to work with our lenders to ensure that we remain in compliance with our covenants.

Additionally, any default under the credit facility, or agreements governing our other existing or future indebtedness, is likely to lead to an acceleration of indebtedness under any other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our credit facility is accelerated as a result of a default, we are unlikely to have sufficient assets to repay that debt, or other indebtedness then outstanding.

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

Costs associated with complying with the Americans with Disabilities Act (“ADA”) may result in unanticipated expenses and may affect our results of operations.

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

We believe that we are organized and have operated, and intend to operate, in such a manner so as to continue to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. Requirements for qualification and taxation as a REIT are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification and taxation as a REIT are limited. Accordingly, we cannot be certain that our organization and operation will enable us to continue to qualify as a REIT for U.S. federal income tax purposes. In addition, new laws, regulations, interpretations, or court decisions subsequent to our organization may change the U.S. federal income tax laws or the U.S. federal income tax consequences of our qualification and taxation as a REIT. As a result, no assurance can be provided that we will continue to qualify as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the U.S. federal income tax laws with respect to our qualification and taxation as a REIT or the U.S. federal income tax consequences of our qualification and taxation as a REIT.

If we fail to qualify as a REIT, we would not be allowed to take a deduction for dividends paid to our shareholders in computing our taxable income, and we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we would not be eligible to elect to qualify as a REIT for the four taxable years following the year during which our REIT qualification is lost.

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

In order to qualify as a REIT, each year we must pay out to our shareholders as dividends at least 90% of our taxable income, excluding any net capital gains. To the extent that we satisfy this distribution requirement, but distribute as a dividend less than 100% of our taxable income for the taxable year, we are subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax if the actual amount that we pay out as dividends to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these dividends will come from distributions that we receive from our Operating Partnership. Accordingly, we may be required to borrow money or sell assets to pay dividends sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

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

In addition, the District of Columbia imposes an unincorporated business income tax on the “District of Columbia taxable income” of partnerships doing business in the District of Columbia. Because one of our properties is located in the District of Columbia and we have option properties that are located within the District, we may be subject to this tax now or in the future.

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

In addition, if anyone transfers shares in a way that would violate any share ownership limit, or prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares is deemed never to have owned the shares or those shares instead are transferred to a trust for the benefit of a charitable beneficiary and are either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in our Declaration of Trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.

Our ability to maintain distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute as a dividend at least 90% of our taxable income (excluding net capital gains) each year to our shareholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our properties, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our Board of Trustees, which will consider, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash in order to pay distributions.

Increases in our property taxes would adversely affect our ability to make distributions to our shareholders.

Each of our properties is subject to real and personal property taxes. These taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our ability to pay distributions to our shareholders would be adversely affected.

Changes in taxation of corporate dividends may adversely affect the value of our common shares.

The maximum marginal rate of tax payable by domestic noncorporate taxpayers on qualified dividends received from a regular “C” corporation under current law is 15 percent through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its shares, except for certain limited amounts. Although the earnings of a REIT that are distributed to its shareholders generally remain subject to less federal income taxation than earnings of a regular “C” corporation that are distributed to its shareholders, net of corporate-level income tax, legislation that extends the application of the 15 percent rate to dividends paid after 2010 by “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as the individual’s other ordinary income.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. If we sell any of our properties, the IRS may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% penalty tax. Since we acquire property for investment purposes, we do not believe that any future transfers or disposals of property will be treated as prohibited transactions. However, whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of the safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, our Operating Partnership indirectly owned 100% of the fee interest in 13 Class A office properties (comprising 24 buildings), one of which is located in the District of Columbia and twelve of which are located in Northern Virginia. The following table provides summary information regarding our properties as of December 31, 2006:

							Annualized
							Rent Per
		Number of					Leased
		Buildings at	Year Built	Net Rentable	Percent	Annualized	Square
Office Properties	Location	Property	(Renovated)	Square Feet(1)	Leased(2)	Rent(3)	Foot(4)
						(Dollars
						in thousands)

Corporate Oaks	Herndon, Virginia	1	1986(1999)	60,767	100.0%	1,243	20.46
Corporate Pointe IV	Chantilly, Virginia	1	1998	80,118	100.0%	1,399	17.46
Lakeside I and II	Chantilly, Virginia	2	1989,1999	173,218	93.3%	3,368	20.85
Pender Business Park	Fairfax, Virginia	4	2000	170,940	100.0%	4,184	24.48
Presidents Park I	Herndon, Virginia	1	1999	196,901	84.8%	4,351	26.07
Presidents Park II(5)	Herndon, Virginia	1	2000	199,211	32.7%	1,822	27.96
Presidents Park III	Herndon, Virginia	1	2001	198,755	93.4%	4,042	21.78
The Republic Building	Washington, D.C.	1	1992	276,018	100.0%	11,538	41.80
Republic Park 1-7(6)	Herndon, Virginia	7	1998,1999	349,611	93.1%	7,323	23.91
Republic Park 8(7)	Herndon, Virginia	1	1999	181,154	76.1%	3,212	25.26
WillowWood I(8)	Fairfax, Virginia	1	1988	120,513	98.9%	3,103	26.74
WillowWood II	Fairfax, Virginia	1	1988	124,358	92.0%	2,840	24.82
WillowWood III and IV	Fairfax, Virginia	2	1998	278,979	87.2%	6,191	25.46

Portfolio Total/Weighted Average		24	1997	2,410,543	87.4%	$54,616	$26.33

(1)	Net rentable square feet includes retail and storage space, but excludes on-site parking and rooftop leases.

(2)	Includes leases or lease amendments that have been executed, regardless of whether or not occupancy has commenced.

(3)	Annualized rent represents base rent, as determined from the date of the lease agreement, or the most recent amendment to a lease agreement, for all leases in place in which tenants are in occupancy at December 31, 2006 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents. Base rent does not reflect the exercise of a renewal or termination option.

(4)	Annualized rent per leased square foot represents annualized rent as computed above in footnote 3, divided by occupied net rentable square feet as of the same date.

(5)	Excludes any leased square feet or annualized rent associated with a lease to XO Communications, LLC for 104,833 net rentable square feet because the lease was executed in February 2007 and the revenue commences December 2007.

(6)	Excludes any annualized rent associated with (i) a lease to In2Books, Inc. for 16,665 net rentable square feet because the revenue commences January 2007; and (ii) a lease amendment to Honeywell International for 2,698 net rentable square feet because the revenue commences March 2007.

(7)	Excludes any annualized rent associated with a lease to NPD Intelect, L.L.C. for 10,683 net rentable square feet because the revenue commences March 2007.

(8)	Excludes any annualized rent associated with a lease amendment to Radiology Business Management Associates for 3,096 net rentable square feet because the revenue commences January 2007.

Tenant Diversification

As of December 31, 2006, our portfolio was leased to 89 tenants under 91 separate leases, many of which are nationally recognized corporate firms or governmental agencies.

The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized rent as of December 31, 2006:

			Net	Percentage of		Percentage of
(Dollars in thousands)			Rentable SF	Total Portfolio		Total Portfolio
		Lease	Under	—Net Rentable	Annualized	— Annualized
Tenant/Industry(1)	Property	Expiration(2)	Lease	SF(3)	Rent(4)	Rent(5)

GSA — Dept. of Justice (Government)	Republic Building	12/20/2014	250,073	10.4%	$10,506	19.2%
GSA — FTS(6)	WillowWood III&IV	5/3/2009	92,992	3.9%	2,408	4.4%
(Government)	WillowWood I	3/9/2010	23,950	0.9%	712	1.3%
BAE Systems/DigitalNet
(Professional Services)	Presidents Park III	10/31/2011	142,646	5.9%	3,087	5.6%
Cisco Systems, Inc. (Professional Services)	Republic Park 1-7	3/31/2016	108,858	4.5%	2,857	5.2%
Network Solutions (Information)	Presidents Park I	12/31/2012	104,860	4.4%	2,849	5.2%
Zeta Associates
(Professional Services)	WillowWood III&IV	8/15/2009	115,417	4.8%	2,837	5.2%
Computer Sciences(7)		12/31/2011	47,670	2.0%	1,128	2.1%
(Information)	Lakeside I&II	8/31/2008	40,600	1.7%	749	1.4%
GSA — Dept. of Interior(8)	Corporate Oaks	4/30/2013	60,767	2.5%	1,243	2.3%
(Government)	Republic Park 8	8/6/2011	13,730	0.6%	397	0.7%
webMethods, Inc.
(Professional Services)	Pender Business Park	12/31/2007	61,450	2.5%	1,614	3.0%
CACI International, Inc. (Professional Services)	Corporate Pointe IV	11/30/2009	80,118	3.3%	1,399	2.6%

Totals:			1,143,131	47.4%	$31,786	58.2%

(1)	Excludes any leased square feet or annualized rent associated with a lease to XO Communications, LLC for 104,833 net rentable square feet because the lease was executed in February 2007 and the revenue commences December 2007.

(2)	Assumes the tenant does not exercise any renewal or termination options.

(3)	Represents net rentable square feet under lease for a tenant (including lease or lease amendments that have been executed, regardless of whether or not occupancy has commenced) as a percentage of total net rentable square feet of our properties.

(4)	Annualized rent represents base rent, as determined from the date of the lease agreement, or the most recent amendment to a lease agreement, for all leases in place in which tenants are in occupancy at December 31, 2006 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents. Base rent does not reflect the exercise of a renewal or termination option.

(5)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(6)	We have two leases with GSA — Federal Technology Services at our WillowWood properties.

(7)	We have two leases with Computer Sciences Corp. (f/k/a Datatrac) at our Lakeside property.

(8)	We have two leases with GSA — Department of Interior. One lease is at our Corporate Oaks property and the other is at our Republic Park 8 property.

Lease Distribution

The following table sets forth information relating to the distribution of leases at our properties, based on net rentable square feet under lease as of December 31, 2006:

				Percentage of
			Net	Total Portfolio —			Percentage of
			Rentable	Net Rentable			Total Portfolio
	Number	Percentage	SF Under	SF Under	Annualized	Annualized	— Annualized
SF Under Lease	of Leases	of all Leases	Lease(1)	Lease(2)	Rent(3)	Rent/SF	Rent(4)
					($ in thousands)

2,500 or less	19	20.9%	24,425	1.0%	$589	$24.11	1.1%
2,501 — 10,000(5)	26	28.6%	121,883	5.0%	2,929	24.66	5.4%
10,001 — 20,000(6)(7)	16	17.6%	233,279	9.7%	5,107	24.80	9.4%
20,001 — 40,000(8)	12	13.2%	315,037	13.1%	8,489	27.18	15.5%
40,001 — 100,000	13	14.3%	690,762	28.7%	15,366	22.24	28.1%
Greater than 100,000(9)	5	5.4%	721,854	29.9%	22,136	30.67	40.5%

Total	91	100.0%	2,107,240	87.4%	$54,616	$26.33	100.0%

(1)	Net rentable square feet under lease includes retail and storage space, but excludes on-site parking and rooftop leases.

(2)	Represents net rentable square feet under lease for a tenant as a percentage of total net rentable square feet of our properties including lease or lease amendments that have been executed, regardless of whether or not occupancy has commenced.

(3)	Annualized rent represents base rent, as determined from the date of the lease agreement, or the most recent amendment to a lease agreement, for all leases in place in which tenants are in occupancy at December 31, 2006 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents. Base rent does not reflect the exercise of a renewal or termination option.

(4)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(5)	Excludes any annualized rent associated with a lease amendment to Radiology Business Management Associates for 3,096 net rentable square feet because the revenue commences January 2007.

(6)	Excludes any annualized rent associated with a lease to NPD Intelect, L.L.C. for 10,683 net rentable square feet because the revenue commences March 2007.

(7)	Excludes any annualized rent associated with a lease to In2Books, Inc. for 16,665 net rentable square feet because the revenue commences January 2007.

(8)	Excludes any annualized rent associated with a lease amendment to Honeywell International for 2,698 net rentable square feet because the revenue commences March 2007.

(9)	Excludes any leased square feet or annualized rent associated with a lease to XO Communications, LLC for 104,833 net rentable square feet because the lease was executed in February 2007 and the revenue commences December 2007.

Lease Expiration

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2006. Unless otherwise stated, the information in the table assumes that tenants neither exercise renewal options nor termination rights:

			Percentage			Percentage
(Dollars in thousands except per square foot amounts)		Net	of Total			of Total
	Number	Rentable SF	Portfolio —			Portfolio —	Expiring	Expiring
Year of Lease	of Leases	of Expiring	Net	Annualized	Annualized	Annualized	Base	Base
Expiration	Expiring	Leases(1)(2)	Rentable SF(3)	Rent(4)	Rent/SF(5)	Rent(6)	Rent(7)	Rent/SF(8)

Available		303,303	12.6%
2007	11	93,245	3.9%	$2,362	$25.33	4.3%	$2,563	$27.49
2008	15	181,871	7.5%	3,863	21.24	7.1%	4,315	23.73
2009(9)	18	468,944	19.5%	10,760	23.79	19.7%	11,750	25.98
2010	16	259,129	10.7%	6,351	24.51	11.6%	7,923	30.58
2011(10)	16	402,564	16.7%	9,632	24.09	17.6%	10,470	26.18
2012(11)	2	115,543	4.8%	2,850	27.18	5.2%	3,087	29.44
2013	4	99,058	4.1%	2,574	25.98	4.7%	2,861	28.88
2014	4	304,976	12.7%	11,881	38.96	21.8%	12,065	39.56
2015	3	69,956	2.9%	1,485	21.23	2.7%	1,789	25.57
2016(12)	2	111,954	4.6%	2,858	26.25	5.3%	3,245	29.81

Total	91	2,410,543	100.0%	$54,616	$26.33	100.0%	$60,068	$28.96

(1)	Includes retail and storage space, but excludes on-site parking and rooftop leases.

(2)	Excludes any leased square feet or annualized rent associated with a lease to XO Communications, LLC for 104,833 net rentable square feet because the lease was executed in February 2007 and the revenue commences December 2007.

(3)	Represents net rentable square feet in a particular year as a percentage of total net rentable square feet of our properties.

(4)	Annualized rent represents base rent, as determined from the date of the lease agreement, or the most recent amendment to a lease agreement, for all leases in place in which tenants are in occupancy at December 31, 2006 as follows: total base rent to be received during the entire term of each lease (assuming no exercise of early termination options), divided by the total number of months in the term for such leases, multiplied by 12. Base rent includes historical contractual increases and excludes percentage rents, additional rent payable by tenants (such as common area maintenance and real estate taxes), contingent rent escalations and parking rents.

(5)	Annualized rent per leased square foot represents annualized rent as computed above, divided by occupied net rentable square feet as of the same date.

(6)	Represents annualized rent for a tenant as a percentage of total annualized rent for our properties.

(7)	Expiring Base Rent represents the monthly base rent payable immediately prior to the expiration of the lease multiplied by 12.

(8)	Expiring Base Rent/Square Foot represents expiring base rent divided by net rentable square feet under lease.

(9)	Excludes any annualized rent associated with a lease to In2Books, Inc. for 16,665 net rentable square feet because the revenue commences January 2007.

(10)	Excludes any annualized rent associated with a lease amendment to Honeywell International for 2,698 net rentable square feet because the revenue commences March 2007.

(11)	Excludes any annualized rent associated with a lease to NPD Intelect, L.L.C. for 10,683 net rentable square feet because the revenue commences March 2007.

(12)	Excludes any annualized rent associated with a lease amendment to Radiology Business Management Associates for 3,096 net rentable square feet because the revenue commences January 2007.

Historical Percentage Leased and Rental Rate

The following table sets forth, as of the indicated dates, the percent leased and in place rent per occupied square foot for our properties:

In Place Rent Per Occupied
Date	Square Foot(1)(4)

December 31, 2006(2)	$26.33
December 31, 2005	$25.58
December 31, 2004(3)	$22.14
December 31, 2003	$22.45
December 31, 2002	$20.69

Date	Percent Leased

December 31, 2006(2)	87.4%
December 31, 2005	88.2%
December 31, 2004(3)	95.1%
December 31, 2003	98.3%
December 31, 2002	100.0%

(1)	Only includes data for properties in our portfolio as of the applicable period.

(2)	Excludes any leased square feet or annualized rent associated with any leases executed subsequent to December 31, 2006.

(3)	Excludes Presidents Park I and II, which we acquired in December 2004 with an occupancy rate of approximately 20%. As of December 31, 2005, we had signed two leases and two lease amendments which increased the amount of space under lease at Presidents Park I and II to approximately 58%.

(4)	In Place Rent Per Occupied Square Foot represents annualized rent divided by net rentable square feet under lease as of the end of the period.

Recently-Acquired Properties

On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the development and construction costs will equal approximately $32 million, excluding loan interest expense and (ii) development and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story Class A office building consisting of approximately 171,000 net rentable square feet.

At December 31, 2006, the property was approximately 38% leased to 10 tenants operating in various industries. We intend to minimize the disruption to those existing tenants as we complete the redevelopment of 1129 20th Street.

The current real estate tax rate for all commercial Washington, D.C. properties is $1.85 per $100 of assessed value. The total annual tax for the property at this rate is approximately $0.8 million (at a taxable assessed value of approximately $43.3 million). The taxable assessed value is likely to increase as a result of the redevelopment activity described above.

We funded the acquisition with an acquisition/construction loan of up to $74 million provided by KeyBank. In connection with the acquisition we drew $31.3 million on the acquisition/construction loan and the remainder on our line of credit. We expect to be able to fund the remaining construction costs of the project through amounts drawn under the acquisition/construction loan or our line of credit.

Option Properties

Our Operating Partnership has entered into option agreements with entities controlled by affiliates of Messrs. Kramer, Grigg and Keller that grant us the right to acquire three office properties, two of which have received their certificate of substantial completion and one of which is an undeveloped parcel of land. Each of these trustees will benefit from any decision by us to exercise our options. We are not responsible for any of the costs associated with the development of, and do not currently own any interests in, these properties. We have options to acquire the three properties described in the table below:

		Estimated Rentable	Certificate of
		Square Feet	Substantial	Percent	Percent
Property	Location	Upon Completion	Completion	Leased	Occupied

Properties Under Construction
The Portals III	Washington, D.C.	505,000	June 2006	13%	0%
Republic Square I	Washington, D.C.	385,000	April 2006	46%	21%
Undeveloped Parcel of Land
Republic Square II	Washington, D.C.	202,000	N/A		N/A

Total		1,092,000

We have exclusive options to acquire each of the above three option properties during the period beginning after a property receives a certificate of occupancy. The initial options for Portals III and Republic Square I expire sixty (60) days prior to the maturity date (including any extensions) of the construction loan or loans or refinanced construction loan or loans with respect to each of our option properties. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period. The initial option for Republic Square II, which is currently an undeveloped parcel of land, will expire at the later of sixty (60) days prior to the construction loan maturity date or thirty-six (36) months from the date construction begins. After expiration of the initial option for each property, if the owner of such property has refinanced the construction loan(s), or, if not, and the owner has not executed a contract to sell such property with one hundred-eighty (180) days of the option expiration date, or, within 360 days of the option expiration date, has not consummated a sale of such property pursuant to a contract executed during such 180 days, then we will have a second exclusive option to acquire the property on the same terms described below, which will expire on the fourth anniversary of the initial date of receipt of the certificate of occupancy. If we acquire an option property after it is 85% leased and occupied, then, subject to the approval of the majority of our independent trustees, the initial purchase price will equal, at our election, either: (1) the annualized net operating income divided by the then prevailing market capitalization rate for the option property as determined by an independent, third-party appraisal process completed immediately prior to our exercise of the option or (2) the annualized net operating income divided by 6.5%. In addition to the initial purchase price described above, an additional purchase price will be paid on an “earn-out” basis with respect to any initially unleased space that is leased during the period beginning after our purchase and ending on the earlier to occur of (1) the date the property first becomes 95% leased and occupied or (2) the second anniversary of the date of purchase of such property. We also may elect to acquire a property prior to it becoming 85% leased and occupied, but then the purchase price will be on terms and conditions to be determined by the seller and us (in each of our sole discretion); however, such an election by us must be unanimously approved by all of the independent members of our Board of Trustees. No discussions regarding the exercise of our options have taken place to date and our management does not believe the acquisition of any of our three option properties is probable as of the date of this filing. For further information see risk factor — “Our future growth is dependent on the acquisition of our three option properties and our growth may be harmed if our option agreements are terminated upon a change in control of our company, or otherwise, or our independent trustees do not approve an acquisition of one or more of the option properties” — in Item 1A.

Item 3.	Legal Proceedings

On November 17, 2006, the Company disclosed in a Form 8-K that Mr. Grigg notified us that he was terminating his employment as our President and Chief Development Officer, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. We disagree with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due, and we have not remitted any such payments, to Mr. Grigg under the terms of his employment agreement.

On December 22, 2006, Mr. Grigg filed a lawsuit against us in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) we have breached his employment agreement, (ii) we have breached our duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and us is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement.

In response to this lawsuit, on January 11, 2007, we filed an answer denying the thrust of Mr. Grigg’s allegations and asserting defenses to all of his claims. Additionally, we asserted counterclaims for money damages against Mr. Grigg. In our counterclaims, we assert, among other things, claims against Mr. Grigg for fraud, breach of his fiduciary duties to Republic and breach of his employment agreement with the Company. We seek, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. Mr. Grigg believes the Trust’s counterclaim is without merit and has moved to dismiss and strike our counterclaims. We have served discovery demands on Mr. Grigg, which Mr. Grigg has moved to stay pending a decision on his motions. Finally, Mr. Grigg has served discovery demands on us, which we must respond to by March 23, 2007, unless an extension is agreed to among the parties and the court. The initial judicial conference with respect to this matter is scheduled for March 30, 2007. We believe that the lawsuit is without merit and intend to defend the action vigorously.

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously.

The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.

Item 4.	Submission of Matters to Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common shares began trading on the New York Stock Exchange under the symbol “RPB” on December 15, 2005. The following table shows the high and low sales prices and the amount of the distribution per share in the four quarters of 2006 and the fourth quarter of 2005 for our common shares:

Quarter Ended	High	Low	Distributions

December 31, 2006	$12.50	$10.83	$0.206
September 30, 2006	$11.42	$9.36	$0.206
June 30, 2006	$12.80	$9.56	$0.206
March 31, 2006(1)	$12.94	$11.35	$0.027
December 31, 2005	$12.14	$12.00	$—

(1)	The amount of this distribution represents a quarterly distribution of $0.206 per common share adjusted for the period from December 20 (the IPO closing date) through December 31, 2005.

Holders

As of March 5, 2007, our transfer agent informed us that we had 155 record holders of our common shares, although there is a much larger number of beneficial owners.

Distributions

In addition to the distributions in the table above, on January 12, 2007, our Board of Trustees declared a quarterly cash distribution of $0.125 per common share. The distribution was paid on February 15, 2007 to common shareholders of record on January 31, 2007. We intend to pay regular quarterly distributions to the holders of our common shares in amounts that meet or exceed the requirements to maintain our REIT qualification and to avoid corporate-level taxation, although there is no assurance as to future distributions because they depend on and may be limited by future earnings, capital requirements and financial covenants set forth in our credit facility. We were unable to pay our estimated 2006 distributions to shareholders out of cash available for distribution to our shareholders. Unless our operating cash flow increases through increased leasing at our Presidents Park properties or otherwise, we may be required to fund our 2007 distributions through borrowings under our credit facility (if we are able to satisfy the payout ratio covenant set forth in such credit facility), or from the disposition of properties, or otherwise, or we may be required to reduce such distributions. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, if at all, that we will not later reduce our estimated distributions below their current rate.

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

We reserved 2.5 million common shares for issuance under the plan. The plan provides for the grant of unrestricted shares, options, share appreciation rights, restricted shares, restricted share units and other equity-based awards. In connection with the IPO, we issued 243,915 shares of restricted stock to certain of our trustees, executive officers and other employees. These restricted shares vested immediately upon the closing of the IPO; however, holders are subject to a lock-up agreement that prevents the transfer of these shares prior to July 2007. During 2006, we issued 37,858 shares of restricted stock to certain employees and trustees. The shares issued to our employees typically vest over a four-year period. The shares issued to our trustees are fully vested and are issued in lieu of cash compensation for serving on our Board of Trustees.

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	—	—	2,218,227
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	2,218,227

Performance Graph

The following graph compares the cumulative total shareholder return of our common shares for the period from December 15, 2005, the date that our common shares began trading on NYSE, through December 31, 2006 to the S&P 500 Index and to the published National Association of Real Estate Investment Trusts (NAREIT) All Equity REIT Index over the same period. The graph assumes that the value of the investment in our common shares and each index referenced above was $100 at December 15, 2005 and that all distributions were reinvested. The shareholder return shown on the graph below is not indicative of future performance.

The performance graph above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not currently have in effect a plan to repurchase our common shares in the open market; however, we purchase shares surrendered to us to pay withholding taxes due upon the vesting of restricted securities by our officers. Additionally, each partnership unit of Republic Property Limited Partnership (other than those owned by Republic Property Trust) is exchangeable in accordance with the Republic Property Limited

Partnership partnership agreement for, at Republic Property Trust’s sole discretion, the cash equivalent of a common share or for a common share.

Item 6.	Selected Financial Data

The following table sets forth certain financial data for us and our Predecessor. Our Predecessor contributed nine of our initial 10 properties to us as part of the formation transactions. The historical operating results of our Predecessor include management fee expenses, as our Predecessor was not self-managed. Following the IPO, we became a self-managed REIT.

Per share data are reflected only for the period after the IPO and formation transactions. Per share data are not relevant for the historical consolidated financial statements of our Predecessor since such financial statements are a consolidated presentation of the Predecessor, a partnership, and its wholly-owned single-purpose entities organized as limited liability companies.

The following selected historical financial information as of December 31, 2006, 2005, 2004 and 2003 and for each of the years then ended and for the period from August 21, 2002 (inception) through December 31, 2002 was derived from the audited financial statements of us or of our Predecessor.

You should read the information below together with all of the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	The Company		The Predecessor
		Period from	Period from			Period
		December 20, 2005	January 1, 2005	Year Ended		Ended
	Year Ended	through	through	December 31		December 31,
(Dollars in thousands, except per share amounts)	December 31, 2006	December 31, 2005	December 19, 2005	2004	2003	2002

Revenue:
Rental income	$58,548	$1,589	$33,909	$26,512	$13,219	$1,863
Management and development fees	7,404	116	—	—	—	—

Total operating revenue	65,952	1,705	33,909	26,512	13,219	1,863
Expenses:
Real estate taxes	5,592	152	2,980	1,752	810	121
Property operating costs	11,349	277	6,880	4,806	2,037	181
Management fees	—	—	3,005	2,030	953	130
Depreciation and amortization	21,322	579	10,594	7,512	3,355	384
Cost of management and development fees	5,896	—	—	—	—	—
General and administrative	9,794	6,576	443	667	508	555
Management and development agreement write-offs	974	3,856	—	—	—	—

Total operating expenses	54,927	11,440	23,902	16,767	7,663	1,371

Operating income (loss)	11,025	(9,735)	10,007	9,745	5,556	492
Other income and expense:
Interest income	726	35	173	50	15	4
Interest expense	(17,267)	(3,704)	(18,273)	(7,286)	(3,707)	(611)

Net (loss) income before minority interest	(5,516)	(13,404)	(8,093)	2,509	1,864	(115)
Minority interest	664	1,670	—	—	—	—

Net (loss) income	$(4,852)	$(11,734)	$(8,093)	$2,509	$1,864	$(115)

Basic and diluted loss per common share	$(0.19)	$(0.47)

Cash distributions per common share	$(0.645)	—

Weighted-average common shares outstanding Basic and diluted (in millions)	26.0	25.0

Balance Sheet Data

	The Company		The Predecessor
	December 31,		December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Investments in real estate, net	$551,752	$448,604	$289,836	$115,660	$40,070
Total assets	596,468	520,397	317,419	125,260	42,974
Mortgage notes and loans payable	350,134	231,894	256,250	90,383	31,218
Minority interest	25,503	28,080	—	—	—
Shareholders’ equity and partners’ capital	186,813	197,330	52,615	31,109	10,051

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes appearing in Item 8. References in the discussion below to “we,” “our” “us” or “our company” refer to our predecessor, RKB Washington Property Fund I L.P. (for the periods through December 19, 2005) and refer to Republic Property Trust and its subsidiaries (for the periods after December 19, 2005).

Overview

Republic Property Trust, a Maryland real estate investment trust, was formed to acquire substantially all of the interests and assets of our predecessor, RKB Washington Property Fund I L.P., or Predecessor, and its affiliates and other interests from affiliated third parties. We are a fully-integrated, self-administered and self-managed real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in Greater Washington, D.C. As of December 31, 2006, we owned 13 commercial properties consisting of 24 institutional-grade office buildings and approximately 2.4 million net rentable square feet.

We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership, or Operating Partnership. We are the sole general partner of, and own an approximate 88% economic interest in, the Operating Partnership at December 31, 2006. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented in our financial statements as minority interests.

We completed our IPO on December 20, 2005. The IPO resulted in the sale of 21,021,200 common shares, including 1,021,200 shares pursuant to the January 2006 partial exercise of the underwriters’ over-allotment option, at a price per share of $12.00, generating gross proceeds to the Company of $252.3 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $234.6 million.

We derive substantially all of our revenues from rents received from tenants under existing leases at each of our properties. As of December 31, 2006, the weighted-average occupancy (total leased square feet divided by total available square feet) was 87.4%. In 2006, we completed 22 new leases or renewals totaling 310,342 square feet at an average cost of $40.00 per square foot on first generation tenant improvements and $22.84 per square foot for second generation tenant improvements. We also generate revenue from management and development services provided to third parties based upon contracts that we obtained from related parties in connection with the formation transactions. As a result, our operating results depend materially on the ability of our tenants and third parties, to which we provide management and development services, to make required payments to us.

In 2007, we expect to improve the performance of the existing portfolio through increases in occupancy and rental rates. Any deterioration in the economy could alter these expectations. We also expect to grow through acquisitions and new developments. We will continue to seek opportunities to acquire assets with below market rental rates, short to mid-term growth or redevelopment potential.

In 2007, we have significant short-term liquidity requirements, including (i) approximately $7 million in tenant improvement work in connection with the XO Communications lease at Presidents park, (ii) approximately $32 million in development costs with respect to renovating 1129 20th Street, NW, Washington, D.C. and (iii) substantial legal costs in connection with the ongoing litigation concerning Messrs. Richard Kramer and Grigg. Our ability to meet these, and other liquidity requirements, is dependent on our ability to improve the performance of our existing portfolio and our ability to continue to comply with specified financial ratios and performance covenants contained in certain of our loan agreements.

Greater Washington, D.C. Market Overview

All of the properties in our portfolio are located in the Washington, D.C. metropolitan area, which includes Washington, D.C., Northern Virginia and Southern Maryland, or Greater Washington, D.C. As of

February 28, 2007, we own 12 Class A office properties located in Northern Virginia and two office properties in the Central Business District of Washington, D.C. Our largest blocks of vacancy are in (i) Presidents Park and Republic Park, both of which are located in Herndon, Virginia, and (ii) 1129 20th Street, NW located in the Central Business District of Washington, D.C., or CBD.

The following market data was provided by Delta Associates. Greater Washington, D.C. is the second largest office market in the United States and has an inventory of 340 million square feet of space. Of this total amount of inventory, Herndon, Virginia represents 26.6 million square feet and the CBD totals 38.6 million square feet. At December 2006, the Greater Washington, D.C. inventory is scheduled to grow due to the additional 16.8 million square feet of office space under construction or renovation. Of this additional inventory, Herndon, Virginia and the Central Business District constitute 2.7 million and 608,000 square feet, respectively. Of the total Greater Washington, D.C. space under construction, 35% is pre-leased at year-end 2006. Accordingly, the majority of our vacancy is located in highly competitive markets for tenants.

The Greater Washington, D.C. economy is characterized by Federal government procurement spending, which drives the high concentration of office-using jobs demanded by the professional and business services sector. Overall, the Greater Washington, D.C. economy expanded in 2006, but at a decelerating pace, which caused the office market to exhibit steady, albeit below-average, performance. In 2006, 18.2 million gross square feet of leases were executed in Greater Washington, D.C.. Net absorption totaled 6.8 million square feet, with negative 54,000 square feet and positive 730,000 square feet absorbed in the Herndon and CBD submarkets, respectively. Greater Washington, D.C.’s overall vacancy rate rose to 8.5% at year-end 2006, from 7.9% one year ago. In Herndon, the overall vacancy rate was 10.8%; whereas the CBD overall vacancy rate was 4.1%.

Office rents increased 2.7% in Greater Washington, D.C. in 2006. The average Class A effective rent in was $37.50 per square foot, full service, at year-end 2006. The average Class A rent was $30.45 in Herndon and $45.30 in the CBD.

Sales volume totaled $10.3 billion on 165 notable transactions in Greater Washington, D.C. during 2006. The average capitalization rate for office assets is 6.1%. In Washington, D.C., capitalization rates for core assets have fallen to 5.9%.

In Greater Washington, D.C., the new supply is projected to outpace demand by 5.1 million square feet over the next two years. Demand should remain steady in 2007, but given the amount of space under construction, vacancy is very likely to rise over the next two years. Accordingly, the overall vacancy rate is projected to rise over the next two years, from 8.5% today to approximately 9.4% in December 2008. Rents are projected to rise around 2.5% in 2007 and 2008. Finally, capitalization rates are projected to rise gradually over the next two years, as interest rates likely rise, equity markets siphon off some capital, and demand for Class A office buildings should ease.

Significant 2006 Transactions

During 2006, we completed the following significant transactions:

•	Acquired three properties totaling approximately 430,000 square feet for an aggregate purchase price of $115.4 million, including transaction costs;

•	Acquired the ability to develop additional office and mixed-use opportunities on land adjacent to Republic Park 8;

•	Secured a $180.0 million construction loan on Portals III, an option property, resulting in a $600,000 financing fee;

•	Entered into a three-year $150.0 million line of credit with KeyBank, NA;

•	Secured a ten-year, $46.4 million fixed rate mortgage loan at 6.2% with Lehman Brothers Bank, FSB, collateralized by our WillowWood I and II properties;

•	Secured a ten-year $100.0 million fixed rate mortgage loan at 6.09% with KeyBank, NA, collateralized by our Republic Park 1-8 properties;

•	Raised an additional $11.3 million of net proceeds as a result of our underwriters exercising a portion of their over-allotment option on 1.0 million common shares at $12.00 per share; and

•	Leased or re-leased 188,000 square feet of space throughout our portfolio.

Property Portfolio

Predecessor Properties.  Our Predecessor, which was formed in August 2002 for the purpose of making investments in Greater Washington, D.C. commercial real estate, contributed 9 of our 13 properties to us as part of the formation transactions. Our Predecessor acquired its initial two properties in September 2002 and subsequently acquired two properties in 2003 and five additional properties during the course of 2004.

Each of the properties below were contributed to us by our Predecessor:

Property Name	Date of Acquisition

Corporate Pointe IV	September 1, 2002
Pender Business Park	September 23, 2002
Lakeside I and II	May 13, 2003
WillowWood III and IV	June 13, 2003
Republic Park 1-7	January 26, 2004
Corporate Oaks	August 20, 2004
Presidents Park I	December 29, 2004
Presidents Park II	December 29, 2004
Presidents Park III	December 29, 2004

The following additional properties were acquired in connection with or subsequent to the IPO:

The Republic Building.  We acquired the Republic Building on December 20, 2005, from RPT 1425 Investors L.P., or RPT 1425, a partnership which had acquired the Republic Building in June 2005. Certain members of our senior management were partners in RPT 1425. The consideration we paid to acquire the Republic Building was $154.8 million, comprising of stock, OP units, cash, and $133.9 million of assumed indebtedness at fair value, $31.2 million of which was repaid at the closing with proceeds from the IPO.

WillowWood I and II.  We acquired WillowWood I and II on May 25, 2006, from an unrelated third party. The consideration we paid to acquire WillowWood I and II was $66.8 million, including transaction costs, comprising of $46.4 of a secured mortgage and $20.4 million drawn from our line of credit.

Republic Park 8.  We acquired Republic Park 8 on September 6, 2006, from an unrelated third party. The consideration we paid to acquire Republic Park 8 was $48.6 million, including transaction costs, which was funded through our line of credit and was subsequently refinanced with a $100.0 million mortgage loan collateralized by Republic Park 1-7 and Republic Park 8 on September 29, 2006.

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

Revenue Recognition — Rental income is recognized over the terms of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate. For lease agreements that provide for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options. Recognition of rental income commences when control of the space has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We did not record an allowance for doubtful accounts at December 31, 2006 and 2005.

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

We receive management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage of completion basis which is calculated by dividing project costs incurred to date by total estimated project costs. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue when the associated costs are incurred.

Income Taxes — We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2005. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we are not generally required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our shareholders.

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

We have jointly elected with Republic Property TRS, LLC, or TRS, a 100% owned subsidiary of our Operating Partnership, to treat it as a taxable REIT subsidiary of ours. A taxable REIT subsidiary is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for the year ended December 31, 2006, or for the period from December 20, 2005 through December 31, 2005 since TRS did not incur taxable income for those periods.

As of December 31, 2005 TRS had an estimated net operating loss carry forward of $1.7 million. During 2006 TRS incurred an estimated $0.6 million in taxable income which was fully offset by our previously fully reserved net operating loss carry forward. As of December 31, 2006 TRS’s net operating loss carry forward was reduced to $1.1 million. We have recorded a full valuation allowance against the corresponding deferred tax asset as a result of our short operating history.

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

Evaluation of Asset Impairment — We record impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of the assets on a property by property basis. The processes to estimate the undiscounted cash flows to be generated by an asset, and, if necessary, the fair value of an asset, are judgmental in nature. Each process requires management to make projections about uncertain future events.

Results of Operations

Our results of operations for the year ended December 31, 2006 represent our results for the entire period. The results of operations for the year ended December 31, 2005 include the results of our Predecessor from January 1, 2005 through December 19, 2005 and the results of Republic Property Trust for December 20,

2005 through December 31, 2005. The results of operations for the year ended December 31, 2004 reflect the operating results of our Predecessor. The historical operating results of our Predecessor include management fee expenses, as our Predecessor was not self-managed, but do not include any management or development fee revenue that we now receive from contracts contributed to us in connection with the formation transactions.

Comparison of year ended December 31, 2006 to year ended December 31, 2005

The following comparison refers to “Change Resulting from Additional Properties”, which represents the changes primarily due to 2006 activity, including the acquisition of WillowWood I and II and Republic Park 8, which were acquired in May and September 2006, respectively, and a full year of activity for the Republic Building, which was acquired in December 2005. Overall profitability was affected by additional properties, changes from the IPO and the variances indicated below.

				Change	Change
				Resulting	Resulting
				from	from
	December 31,	December 31,		Additional	IPO	Remaining
(Dollars in thousands)	2006	2005	Variance	Properties	Transactions	Variance

Revenue
Rental income	$52,213	$31,676	$20,537	$17,222	$—	$3,315
Tenant reimbursements	5,653	3,340	2,313	2,088	—	225
Management and development fees	7,404	116	7,288	—	—	7,288
Other	682	482	200	69	—	131

Total operating revenue	65,952	35,614	30,338	19,379	—	10,959
Expenses
Real estate taxes	5,592	3,132	2,460	2,074	—	386
Property operations	11,349	7,157	4,192	3,318	—	874
Management fees	—	3,005	(3,005)	—	—	(3,005)
Depreciation and amortization	21,322	11,173	10,149	8,795	—	1,354
Cost of management and development fees	5,896	—	5,896	—	—	5,896
General and administrative	9,794	7,019	2,775	—	(5,662)	8,437
Management and development agreement write-offs	974	3,856	(2,882)	—	(3,856)	974

Total operating expenses	54,927	35,342	19,585	14,187	(9,518)	14,916
Interest income and expense, minority interest
Interest income	726	208	518	81	—	437
Interest expense	(17,267)	(21,977)	4,710	(7,880)	3,278	9,312
Minority interests	664	1,670	(1,006)	353	(1,594)	235

Net (loss) income	$(4,852)	$(19,827)	$14,975	$(2,254)	$11,202	$6,027

Revenue

Total revenue increased by approximately $30.3 million in 2006. Approximately $19.4 million of this increase was due to additional rent and various reimbursements earned from the additional properties.

•	The remaining variance in rental income is primarily attributable to our Presidents Park properties which were approximately 44% occupied at January 1, 2005 and approximately 70% occupied at December 31, 2006 and contributed $3.7 million in increased revenue. The increase in tenant reimbursements is also primarily due to the increased occupancy at Presidents Park.

•	Management and development fees increased due to the fee revenue we earned from the various management and development agreements contributed by related parties to us in connection with the IPO and formation transactions. The Predecessor did not perform these management and development services and, as a result, the period from January 1, 2005 to December 19, 2005 contains no revenue from performing these services. Management, development and financing fees earned with respect to the contributed agreements amounted to $5.2 million. These fees consist of $0.6 million in management fees from Portals I and II, $1.1 million asset management fees from Portals Development Associates, $1.8 million in payroll reimbursements for our employees performing these services, $1.1 million in development fees from Portals III and Republic Square I and $0.6 million in financing fees. On December 29, 2006, we received a notice in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement. The notice articulated certain purported fee and service level disputes under these agreements and we cannot guarantee that these fees will continue. Also included in management and development fees are $2.2 million of cost reimbursements relating to the second quarter of 2006 progress on the West Palm Beach project. The costs to which the reimbursements relate are reflected in cost of management and development fees.

Expenses

Total operating expenses increased by approximately $19.6 million in 2006. Approximately $14.2 million of this increase was due to the additional expenses related to operating our additional properties. This increase is partially offset by one-time charges incurred in 2005 related to our IPO.

•	Management agreement write-offs in 2006 are related to the impairment of certain management and development service agreements contributed to us in connection with the IPO. We recorded intangible assets of $1.9 million for these contracts in connection with the IPO. During 2006, we recorded $0.2 million of management agreement write-off expense arising from the professional services agreement with the City of West Palm Beach that was terminated during the third quarter of 2006. During the fourth quarter of 2006, certain of the remaining agreements were determined to be impaired, resulting in a fourth quarter impairment charge of $0.8 million. See 2006 Impairment Charges below. In addition to the impairment charges, we recorded $0.7 million of amortization expense in 2006. The remaining net book value of the agreements contributed to us in connection with the IPO is $0.2 million as of December 31, 2006.

•	In 2005, as a result of our IPO, we wrote-off $3.9 million in management agreements relating to our initial properties. As these contracts related to the management of properties we own following the completion of the formation transactions and the IPO, these management agreements relating to our portfolio do not generate any revenue for us on a going-forward basis and therefore the contracts do not qualify as assets.

•	The increase in depreciation and amortization expense is as a result of the amortization of our third-party management and development agreements, which amounted to $0.7 million for the year ended December 31, 2006, as well as additional depreciation from recent tenant improvements at Presidents Park.

•	Cost of management and development fees include the costs associated with providing services under our management and development agreements. Costs related to providing these services under our management and development agreements amounted to $3.6 million and the remainder of the costs, $2.3 million, relates to the second quarter of 2006 progress on the West Palm Beach project.

•	Property operating costs increased due to increased occupancy at Presidents Park, in addition to higher maintenance, landscaping and property management costs at our other properties. Real estate taxes increased due to increased tax assessments at Presidents Park and Republic Park 1-7.

•	General and administrative expenses increased as a result of costs related to our first full year of operating as a public company. These costs include recruiting fees, salaries and payroll taxes associated with the recruitment of new employees; costs related to the implementation of our Sarbanes-Oxley compliance initiative; and legal fees incurred for corporate governance and securities matters. Legal fees were also incurred in 2006 as a result of the independent investigation of matters arising from our involvement in the West Palm Beach City Center Project and the litigation with respect to Steven A. Grigg’s departure from the company. These legal fees amounted to $1.4 million in 2006. Further, we incurred $0.5 million in costs, which are reflected in general and administrative expense, in connection with the termination of the line of credit commitment with Lehman Brothers. In 2005, in connection with the IPO, we incurred a charge of $5.7 million, consisting of $2.8 million in cash awards and related payroll taxes and a $2.9 million non-cash stock related compensation expense.

•	Interest expense decreased primarily due to the payoff of $123.8 million of the Predecessor’s debt with the proceeds of the IPO on December 20, 2005. These savings were partially offset by interest expense related to borrowings on our line of credit for working capital, distribution payments and acquisitions as well as the September 29, 2006 financing of Republic Park 1-8. The change resulting from the IPO transaction of $3.3 million was due to costs of $2.1 million on the extinguishment of certain subordinated debt on Republic Park 1-7, Presidents Park and the Republic Building; and costs of $1.2 million associated with the assumption of debt for Pender, Lakeside, WillowWood III and IV and Corporate Oaks IV, which were each contributed to our Operating Partnership. We expect interest expense in subsequent periods to increase given higher debt levels primarily due to the construction financing on 1129 20th Street, N.W.

Except for items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

The following comparison refers to “Change Resulting from Additional Properties”, which represents the changes primarily due to 2005 activity, including increased occupancy at Presidents Park I, II and III (acquired in December 2004); a full year of activity for Republic Park 1-7 and Corporate Oaks, which were acquired in January and August 2004, respectively; and a partial month of activity for the Republic Building, which was acquired in December 2005. Overall profitability was affected by additional properties, changes from the IPO and the variances indicated below.

				Change	Change
				Resulting	Resulting
				from	from
	December 31,	December 31,		Additional	IPO	Remaining
(Dollars in thousands)	2005	2004	Variance	Properties	Transactions	Variance

Revenue
Rental income	$31,676	$23,963	$7,713	$8,006	$—	$(293)
Tenant reimbursements	3,340	2,217	1,123	1,038	—	85
Management and development fees	116	—	116	—	—	116
Other	482	332	150	126	—	24

Total operating revenue	35,614	26,512	9,102	9,170	—	(68)
Expenses
Real estate taxes	3,132	1,752	1,380	1,340	—	40
Property operations	7,157	4,806	2,351	2,524	—	(173)
Management fees	3,005	2,030	975	278	—	697
Depreciation and amortization	11,173	7,512	3,661	4,076	—	(415)
Cost of management and development fees	—	—	—	—	—	—
General and administrative	7,019	667	6,352	—	5,662	690
Management agreement write-offs	3,856	—	3,856	—	3,856	—

Total operating expenses	35,342	16,767	18,575	8,218	9,518	839
Interest income and expense, minority interest
Interest income	208	50	158	98	—	60
Interest expense	(21,977)	(7,286)	(14,691)	(11,453)	(3,278)	40
Minority interests	1,670	—	1,670	(6)	1,594	82

Net (loss) income	$(19,827)	$2,509	$(22,336)	$(10,409)	$(11,202)	$(725)

Revenue

•	The variances in revenue are the result of the above-mentioned acquisitions.

Expenses

•	Management fee expense increased due to increased asset management fees paid by our Predecessor related to the above-mentioned acquisitions. These fees were terminated on December 19, 2005.

•	General and administrative expenses increased as a result of audit fees relating to our 2005 year end audit and recruiting fees, salaries and payroll taxes associated with the recruitment of new employees in anticipation of the IPO. We also incurred as part of our IPO a charge of $5.7 million consisting of $2.8 million in cash awards and related payroll taxes and a $2.9 million non-cash stock related compensation expense.

•	In connection with our IPO, we wrote-off $3.9 million in management agreements relating to our initial properties. As these contracts relate to the management of properties we own following the completion of the formation transactions and the IPO, these management agreements relating to our portfolio did not generate any revenue for us on a going-forward basis and therefore the contracts do not qualify as assets.

•	Interest expense increased more than rental income during the twelve months ended December 31, 2005, as compared to 2004, due primarily to our leveraged acquisition of Presidents Park I and II in December 2004, which had an occupancy rate of only approximately 20.3% at the time of acquisition. Concurrently with the closing of our IPO, we incurred costs of $2.1 million on the extinguishment of certain subordinated debt on the Republic Park 1-7, Presidents Park I, II and III and Republic Building properties, and we also incurred costs of $1.2 million associated with the assumption of debt for Pender, Lakeside, WillowWood III and IV and Corporate Oaks IV, which were contributed to our Operating Partnership.

Aside from items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.

Liquidity and Capital Resources

	December 31,	December 31,	December 31,
(Dollars in thousands)	2006	2005	2004

Net (loss) income	$(4,852)	$(19,827)	$2,509
Net cash provided by (used in) operating activities	22,880	(13,570)	10,600
Net cash used in investing activities	(130,055)	(1,971)	(181,258)
Net cash provided by financing activities	91,004	36,593	170,923
Cash and cash equivalents at end of period	6,956	23,127	2,075

As of December 31, 2006, we had approximately $7.0 million in available cash and cash equivalents. During 2007, we anticipate using a portion of these funds to settle obligations relating to unpaid tenant improvements and working capital. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital. We were unable to pay our 2006 distributions to shareholders out of cash available for distribution. The dividend declared on January 12, 2007 was $0.125 per share representing an approximate 40% decrease from the prior quarter. Unless our cash flow increases through increased leasing at our Presidents Park properties, from the disposition of properties or otherwise, we will be required to fund distributions using our credit facility or to reduce such distributions.

Given our capitalization and investment objectives, we believe an institutional joint venture could permit us to expand our acquisition program and to increase fee revenue. We are in preliminary discussions with various institutional investors regarding forming a joint venture. We are considering contributing the Republic Building to such a venture to generate additional capital. In order to participate in the ownership of the Republic Building, we are seeking a partner that would invest new capital that would be used to purchase additional real estate assets in which we would also have an economic interest and allow us to generate additional fee revenue from the venture. We have not entered into a joint venture agreement, and there can be no assurance that we will find a suitable partner, or if such a joint venture is formed, that it will permit us to generate additional revenues.

Comparison of year ended December 31, 2006 to year ended December 31, 2005

Cash and cash equivalents were $7.0 million as of December 31, 2006 and $23.1 million as of December 31, 2005.

Net cash provided by operating activities increased by $36.5 million to $22.9 million for the year ended December 31, 2006 compared to $13.6 million used in operating activities for the year ended December 31, 2005. The increase was primarily the result of improved results of operations primarily due to additional cash flow from the Republic Building and Presidents Park properties and a savings in interest expense due to the deployment of the IPO proceeds to pay down $123.8 million in debt.

Net cash used in investing activities increased by $128.1 million to $130.1 million for the year ended December 31, 2006, compared to $2.0 million for the year ended December 31, 2005. The increase was due to the cash portion of the December 2005 acquisition of the Republic Building, which was paid in 2006, and the 2006 acquisitions of WillowWood I and II and Republic Park 8.

Net cash provided by financing activities increased by $54.4 million to $91.0 million for the year ended December 31, 2006. The change was driven by three overall factors: (a) net proceeds received from the IPO decreased by approximately $75 million; (b) proceeds received in connection with the financing of our 2006 acquisitions and the 2006 financing of Republic Park 1-8 amounted to approximately $146 million, compared to $3 million in 2005; and (c) there was a $23 million increase in cash used in financing activities arising from the 2006 distributions to shareholders and unitholders ($19.1 million) compared to the 2005 contributions from, net of distributions to, partners in our predecessor ($3.9 million).

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Cash and cash equivalents were $23.1 million as of December 31, 2005 and $2.1 million as of December 31, 2004.

Net cash used in operating activities decreased by $24.2 million to $13.6 million for the year ended December 31, 2005, compared to $10.6 million provided by operating activities for the year ended December 31, 2004. The decrease was primarily the result of a decrease in net income, offset by non-cash one-time offering related expenses and an increase in depreciation and amortization, with the remaining decrease relating to the net change in operating assets and liabilities.

Net cash used in investing activities decreased by $179.3 million to $2.0 million for the year ended December 31, 2005, compared to $181.3 million for the year ended December 31, 2004. The cash portion of the December 2005 acquisition of the Republic Building, our only acquisition in 2005, was paid in 2006.

Net cash provided by financing activities decreased by $134.3 million to $36.6 million for the year ended December 31, 2005 compared to $170.9 million for the year ended December 31, 2004. The decrease primarily resulted from (a) the decrease in the incurrence of debt of $156.2 million due primarily to the acquisitions of Republic Park 1-7, Corporate Oaks, and Presidents Park during the year ended December 31, 2004; (b) an increase in principal repayments of debt of $161.2 million due primarily to principal repayments on the Republic Park 1-7 and Presidents Park debt during the year ended December 31, 2005; (c) cash paid to redeem partner interest in the Predecessor of $31.4 million and offering costs of $3.2 million incurred during the year ended December 31, 2005; and (d) a decrease in contributions from partners of $14.4 million and an increase in distributions to partners of $1.3 million; offset by (e) net proceeds of the initial public offering of $223.2 million received during the year ended December 31, 2005 and (f) decreases in payments of loan costs, placement fees and restricted cash requirements of $10.2 million.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe these requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•	capital expenditures necessary to properly maintain our properties;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	future distributions paid to our shareholders and unitholders.

We expect to meet our short-term liquidity needs through existing working capital, cash provided by operations and borrowings under our credit facility.

During 2007, we expect to incur significant expenditures for tenant improvement work and leasing commissions. For example, the recently-signed lease with XO Communications requires us to expend approximately $7 million in tenant improvement work and approximately $2 million in leasing commissions. Other leasing activity can be expected to result in varying amounts of required landlord-funded tenant improvements and leasing commissions. We anticipate being able to use our credit facility and cash provided by operations, as appropriate, to fund such capital needs.

The recently-announced acquisition of 1129 20th Street in Washington, D.C. was funded by an acquisition/construction loan provided by KeyBank. In connection with the acquisition we drew $31.3 million on the acquisition/construction loan and the remainder from our line of credit. We expect to be able to fund the remaining construction costs of the project through amounts drawn under the acquisition/construction loan or our line of credit.

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

We incur capital expenditures at our properties, which include such expenses as parking lot improvements, roof replacements and other non-revenue enhancing capital expenditures. We incurred $835,000 and $285,000 in capital expenditures during the twelve months ended December 31, 2006 and 2005, respectively. We expect to incur approximately $120,000 in capital expenditures during the twelve months ended December 31, 2007. We believe that our existing working capital and cash provided by operations will be sufficient to fund our maintenance capital expenditures during the next twelve months.

Our former Vice Chairman and President and Chief Development Officer, has filed a lawsuit against us for, among other things, breaching his employment agreement. His lawsuit seeks, among various equitable remedies, claims for money damages. We have filed an answer denying and asserting defenses to all of Mr. Grigg’s claims, and also asserted counterclaims for money damages against Mr. Grigg. This lawsuit is likely to cause the Company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.

Our Chairman has also filed a lawsuit, against us for advancement of legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. This lawsuit is likely to cause the Company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.

We believe that we are organized so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. A REIT’s taxable income is generally reduced by all or a portion of our distributions paid to shareholders. We believe that our existing working capital, cash provided by operations and funds provided by our credit facility will be sufficient to allow us to pay distributions necessary to maintain our REIT qualification and to avoid corporate level taxation.

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

We do not expect that we will have sufficient funds on hand to cover these long-term liquidity requirements and we will be required to satisfy these requirements through additional borrowings, including borrowings under our credit facility, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions. If we are unable to raise sufficient funds, we may be required to reduce our distributions to shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K, except for $6.0 million in letters of credit.

Indebtedness Outstanding

At December 31, 2006, our consolidated debt was approximately $350.1 million. The weighted-average annual interest rate was 5.7% and the weighted-average maturity was approximately 6.5 years. At December 31, 2006, our variable rate debt consisted solely of our line of credit, which constituted approximately 1.5% of our total debt.

The following table sets forth certain information with respect to the indebtedness outstanding as of December 31, 2006:

			Annual
	Interest	Principal	Debt	Maturity	Balance at
(Dollars in thousands)	Rate(1)	Amount	Service(2)	Date(3)	Maturity

Corporate Pointe IV	7.3%	$9,353	$815	5/2011	$8,740
Pender Business Park	5.8%	20,330	1,514	10/2009	19,386
Lakeside I and II	4.6%	19,500	909	6/2008	19,500
WillowWood III and IV	4.5%	40,000	1,825	6/2008	40,000
Corporate Oaks	6.0%	6,472	529	1/2014	5,211
Republic Building (4)	5.7%	103,079	5,523	7/2012	105,770
Republic Park 1-8(5)	6.1%	100,000	6,175	10/2016	96,551
WillowWood I and II	6.2%	46,400	2,917	6/2016	46,400
Line of Credit	6.9%	5,000	351	5/2009	5,000

Total Debt		$350,134	$20,558		$346,558

Our consolidated indebtedness consists principally of non-recourse mortgages secured by our Corporate Pointe IV, Pender Business Park, Lakeside I and II, WillowWood III and IV, Corporate Oaks, Republic

Building, Republic Park 1-8 and WillowWood I and II properties, and our line of credit which is secured by our Presidents Park properties.

(1)	The weighted-average interest rate of our debt is 5.7%.

(2)	Annual debt service includes payments made for principal and interest.

(3)	Maturity date represents the date on which the principal amount is due and payable, assuming no payment has been made in advance of the maturity date.

(4)	Loan assumed with principal amount of $105.8 million and a 5.15% stated interest rate. The loan was recorded at a $3.1 million discount, reflecting an estimated 5.7% market interest rate.

(5)	The Republic Park 1-8 loan is interest-only for the first seven years and amortizes based on a 30-year amortization schedule thereafter for the remaining three years. The annual debt service of $6.2 million reflects only the interest portion of the debt service.

Line of Credit

We have a $150.0 million senior secured line of credit with KeyBank which currently represents our primary source of capital in addition to cash flows from operations. We primarily use our line of credit to fund acquisition opportunities and meet short-term development and working capital needs. As of December 31, 2006 we had $52.1 million of capacity available to be drawn. There was $5.0 million outstanding on the line of credit as of December 31, 2006. Additionally, we had letters of credit amounting to $6.0 million outstanding at December 31, 2006. As of February 20, 2007, as a result of the acquisition of 1129 20th Street, NW, $40.0 million was outstanding on the line and we had $17.1 million of capacity remaining.

Our ability to draw on this line of credit is subject to, among other things, the maintenance of the following financial ratios:

•	The outstanding principal balance under the line of credit cannot exceed 65% of the sum of appraised values of each of the mortgaged properties (i.e., Presidents Park I, II and III). From May 1, 2006 to September 29, 2006, borrowings under the facility were also secured by our Republic Park 1-7 property. This property was released as collateral in connection with the September 2006 closing of the Republic Park loan.

•	Corporate leverage ratio cannot exceed 70%;

•	The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.45 to 1.00 for the sum of the two most recently ended calendar quarters; and

•	Our consolidated tangible net worth cannot be less than the sum of $190 million plus 75% of the sum of (a) net offering proceeds derived from equity offerings (excluding the initial public offering) plus (b) the value of operating partnership units or common shares issued upon contribution of assets to our operating partnership.

While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, the removal of Republic Park 1-7 as security and certain of the financial ratios have limited our ability to access the entire committed amount. The available capacity is below the $150.0 million commitment primarily due to the removal of Republic Park 1-7 from the collateral pool and the vacancy at Presidents Park.

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

As of December 31, 2006 we are in compliance with all applicable financial and other covenants listed above. Following the acquisition of 1129 20th Street in February 2007, we may approach the limit of a number of covenants under our credit facility. Our leverage ratio at December 31, 2006, after adjusting for the acquisition of 1129 20th Street, was 67.2%. Our credit facility restricts our leverage ratio to no more than 70%. Our fixed charge coverage ratio at December 31, 2006 was 1.73x. Our credit facility restricts our fixed charge coverage ratio to no less than 1.45x. At December 31, 2006, after adjusting for the February 2007 acquisition of 1129 20th Street we had approximately $17.1 million of capacity available to be drawn under our credit facility. We expect our leverage ratio, fixed charge coverage ratio, and other covenants, together with the amount of available capacity to be drawn to benefit from the lease we signed with XO Communications when the lease commences in December 2007.

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

Effective March 31, 2007, our credit facility will require the physical occupancy of our Presidents Park properties to meet or exceed 80% of the net rentable area of the properties. We are in the process of requesting a waiver of this covenant from our lenders under the credit facility. If we are unable to obtain a waiver by March 31, 2007, failure to satisfy this covenant constitutes a default and the lenders may declare the borrowings under the credit facility due and payable.

Cash flow from operating activities is an important factor in our ability to sustain our quarterly distribution at its current rate. We anticipate that our cash flow from operating activities will be impacted by the vacancy in our portfolio, including our Presidents Park properties.

Construction loan for 1129 20th Street NW, Washington, D.C.

On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the Property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed.

Under its terms, the loan (i) matures on February 16, 2010, subject to a one-year extension option, (ii) bears interest at a variable rate depending on the percentage of net rentable area subject to qualified leases (the minimum rate is equal to LIBOR plus 1.25%; the maximum rate is LIBOR plus 1.65%), (iii) requires monthly installments of interest only up to and including the maturity date, at which time, we must pay the outstanding principal balance, all accrued and unpaid interest and any other amounts due under the loan and (iv) may be prepaid, in whole or in part, without prepayment penalty.

Republic Property Trust and Republic Property Limited Partnership provided a completion and repayment guaranty. Additionally, the loan is secured by, among other things:

•	A perfected first priority lien on the (i) real and personal property at the property and (ii) any improvements situated on the property;

•	A perfected first priority assignment of all leases and rents at the property;

•	A perfected first priority assignment of all development and management contracts and agreements;

•	A perfected first priority assignment of all construction and architecture documents;

•	Indemnity agreements that indemnify KeyBank with respect to (i) violations of the Employee Retirement Income Security Act of 1974, as amended, and (ii) hazardous substances and environmental laws.

The loan contains financial covenants consistent with those contained in our credit facility. The loan also contains customary covenants including, among others, limitations on our right to (i) grant liens and negative pledges and (ii) merge, consolidate or sell substantially all of its assets. The loan also contains customary events of default, with corresponding cure periods, including, without limitation, (i) payment defaults, (ii) a cross-default to our credit facility and (iii) bankruptcy-related defaults.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

(Dollars in thousands)
					Subsequent
Contractual Obligations	Total	2007	2008-2009	2010-2011	to 2011

Long-term debt(1)	$484,354	$20,557	$120,076	$40,100	$303,621
Redevelopment and tenant-related capital(2)	$2,916	$2,916	$—	$—	$—
Operating leases(3)	$41	$41	$—	$—	$—

(1)	These amounts include obligations for payment of both principal and interest. For loans that bear interest at variable rates, we used the one-month LIBOR as of December 31, 2006.

(2)	These amounts reflect obligations on executed contracts and executed leases in place as of December 31, 2006, excluding those amounts for which escrowed funds are held by lender. These amounts exclude approximately $9.2 million of tenant related capital associated with the XO Communications lease since it was not executed until 2007.

(3)	We have entered into a one-year lease for office space at The Portals I. The lease term expired in December 2006, but provided us with three six-month extensions. The lease requires monthly payments of $6,837.

Management and Development Agreements with Related Parties

We have a number of management and development agreements with related parties that are described in detail below in the sections entitled “Description of Related Party Agreements” and “Consideration Paid for Agreements.” During 2006 we recorded various impairment charges totaling $1.0 million as a result of developments concerning the related party agreements. The impairment charges are discussed in more detail in the section entitled “2006 Impairment Charges” below.

Related Party Transactions

Option Properties — We entered into agreements with entities in which Messrs. Kramer, Grigg and Keller and their affiliates have ownership interests that grant us options to acquire The Portals III and Republic Square I and II. The purchase price for these three properties, if we exercise our options, is payable in primarily OP units, as well as the assumption of indebtedness. In connection with any exercise of our options to purchase these properties, Messrs Kramer, Grigg, Keller and their affiliates and Republic Properties Corporation will receive consideration only in the form of OP units. In connection with the option properties, we have agreed with the property owners that, if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, we will indemnify the direct and indirect owners for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of the reimbursement payment). Although it may be in our shareholders’

best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

Description of Related Party Agreements

Contribution of Management and Development Services by Republic Properties Corporation — In connection with the formation transactions, we entered into agreements with RPC pursuant to which RPC directly or indirectly contributed certain management, leasing and real estate development operations to our Operating Partnership. The assets contributed include agreements to provide management and leasing services for the 10 properties that were included in our portfolio at the time of the IPO, agreements to provide fee-based development and management services with respect to two of the Option Properties (Republic Square I and II), an agreement to provide fee-based development services to the City of West Palm Beach in connection with the City Center project and other assets that are used by the Operating Partnership in connection with the performance of these services.

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

Outsourcing of Management and Development Services for The Portals Properties — Messrs. Kramer and Grigg and RPC, each general partners of Portals Development Associates Limited Partnership, or PDA, have certain rights to provide management and development services and currently receive fees from PDA in connection with providing management and development services to a group of properties and parcels of land in the District of Columbia known as The Portals, which consists of (i) two occupied office buildings, The Portals I and II, (ii) one completed but unoccupied office building, Portals III, one of our Option Properties, and (iii) two development properties, The Portals IV and V (collectively, “The Portals Properties”). Currently, The Portals IV and V are undeveloped parcels of land. In connection with the formation transactions, we entered into agreements with Messrs. Kramer and Grigg and RPC, to provide:

•	management services to The Portals I and II, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services. Each agreement has a one year term expiring December 15, with automatic renewal unless either party gives notice 90 days prior to December 15;

•	management services to The Portals III, IV and V, when completed, and in the case of The Portals III in advance of any exercise by us of our option to acquire The Portals III, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services. These agreements are terminable upon 30 days written notice to the other party;

•	development services to The Portals III, in exchange for a fee equal to 3% of the remaining development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants. This agreement is terminable upon a change of control, as that term is defined in the associated contribution agreement;

•	development services to The Portals IV and V, in exchange for a fee equal to 3% of the development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants. These agreements are terminable upon 30 days written notice to the other party; and

•	certain asset management services to PDA, including, but not limited to, the arrangement of financing and the administration of loans, the oversight of partnership books and records, the preparation of quarterly distributions, certain accounting, bookkeeping and other administrative services with respect to The Portals Properties, and the preparation of documents in connection with the annual audit and tax return of PDA in exchange for an annual payment of $1.1 million. This agreement has a one year term expiring December 15, with automatic renewal unless either party gives notice 90 days prior to December 15.

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

The fees described above, which are payable to Messrs. Kramer and Grigg and Republic Properties Corporation (out of which a portion will be payable to us) are payable only out of net cash flow and net refinancing and real estate sale proceeds realized by PDA that are available for distribution. The portion of the fees payable to us are due on a monthly basis and will be paid on a priority basis prior to payment of the remaining balance of such fees to Messrs. Kramer and Grigg and RPC.

Consideration Paid for Agreements

The aggregate consideration paid for the property management and development agreements described above was 482,192 OP units, or approximately $5.8 million based on the initial offering price of $12.00 per share. The consideration paid approximated our estimate of the fair value of the contracts at the date of the IPO, which was determined based on the projected probability weighted net cash flows of these agreements and valuation assumptions consistent with market conditions. The contribution of these agreements is considered a non-cash transaction for the purposes of the statement of cash flows.

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

We recorded in other assets intangible assets totaling $1.9 million representing the new third party management and development agreements described above. We amortize the intangible assets recorded for development service arrangements as the services are provided proportionate to the anticipated revenue recognized. We amortize the intangible assets recorded for management contracts as the services are provided. Refer to “2006 Impairment Charges” below for an update on these intangible assets. The remaining net book value of the development agreement intangible assets was $178,000 and $1.9 million as of December 31, 2006 and 2005, respectively.

2006 Impairment Charges

Generally accepted accounting principles require an assessment of whether long-lived assets are impaired. We have outlined below the outcome of that assessment for each of the intangible assets related to the management and development agreements described above.

City Center in West Palm Beach — Professional Services Agreement — Due to West Palm Beach Community Redevelopment Agency’s alleged claim, acting for itself and on behalf of the City of West Palm Beach (together, “CRA”), that it had terminated the professional services agreement, as amended, (the “PSA”) in connection with the City Center development project located in the City of West Palm Beach, we have written-off to management agreement write-off expense $0.2 million in unamortized costs related to the professional services agreement that was contributed to the Company by Republic Properties Corporation in connection with the formation transactions. We have subsequently assigned this agreement to the CRA.

During the second quarter of 2006, progress was made on the demolition phase of the project. Consistent with generally accepted accounting principles, specifically EITF 99-19 and EITF 01-14, in connection with the work on the demolition phase, we have reflected $2.2 million of reimbursable construction costs as management and development fees and $2.2 million of related costs as cost of management and development fees and related reimbursements in our consolidated statement of operations. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and related reimbursements. During the third and fourth quarters of 2006 there were no construction costs incurred and, as a result, there were no management and development fees or cost of management and development fees reflected in those periods.

Republic Square II and Portals IV and V Development Agreements — In December, 2006, we received a notice terminating the development services rights to provide fee-based development services with respect to Republic Square II. Pursuant to the Notice, the development services rights were terminated as of January 17, 2007. This termination does not affect the management services rights under the Agreement, which will continue in effect unless and until terminated by any party with thirty days written notice to the other party.

Construction of Republic Square II has not yet commenced; the property remains an undeveloped parcel of land. The termination of the development services rights does not affect the Trust’s rights under the Option Agreement to purchase Republic Square II. Due to the termination of the development services rights, we have written-off to management and development agreement write-off expense approximately $36,000.

In connection with the formation transactions, we also entered into development agreements to develop Portals IV and V. Like the Republic Square II development agreement, these agreements are terminable upon 30 days notice by either party. Following the December 2006 notice to terminate the development services rights for Republic Square II, we performed an impairment analysis and estimated the fair value of the Portals IV and V development agreements. We concluded that, given the notice to terminate the Republic Square II development services rights, a third party would be unwilling to pay us for the Portals IV and V development contracts. Accordingly, we estimated that these contracts had no fair value and have written-off to management and development agreement write-off expense $0.1 million in unamortized costs.

Portals III and Republic Square I Development Agreements, Portals I and II Management Agreements and PDA Asset Management Agreement — On December 29, 2006, we received a notice in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement (the “Various Agreements”). The notice articulated certain purported fee and service level disputes under the Various Agreements. The associated related party receivable of $0.3 million is reflected in rents and other receivables in the accompanying consolidated balance sheet. Refer to the table below for a discussion of the related party receivables.

We believe that we are in compliance with the terms of the Various Agreements, and that (i) we are entitled to all monies owed to us at December 31, 2006 and (ii) we are entitled to continue to perform services under the terms of the Various Agreements.

In connection with our 2006 fourth quarter close, we performed an impairment analysis of each of the Various Agreements. Notwithstanding our belief that we are in compliance with the terms of the Various Agreements, and hence that we will be able to continue to perform services under the Various Agreements, we concluded that there is some possibility that either (i) the agreements will be terminated early by RPC and that we either do not contest that early termination or that such a contest is unsuccessful or, (ii) based on breaches of the Various Agreements by RPC, we elect to terminate the Various Agreements early.

The analyses performed demonstrates that, based on management’s assumptions, each of the intangible assets related to the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement is impaired at December 31, 2006, since the undiscounted expected remaining cash flows is less than the carrying amount of each intangible asset at December 31, 2006.

Conversely, the Portals III and Republic Square I Development Agreements are not impaired at December 31, 2006, since the undiscounted expected cash flows is greater than the carrying amount of each related intangible asset at December 31, 2006.

To calculate the impairment loss of the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement, we estimated their fair value. Based on events during the fourth quarter of 2006, principally (i) RPC’s termination of the Republic Square II development services rights, (ii) the December 29, 2006 notice of fee and service level disputes, and (iii) the ongoing litigation with Steven Grigg, a shareholder of RPC, we concluded that a third party would be unwilling to pay us for the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement. Accordingly, we estimated that the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement had no fair value, and accordingly we have written-off to management and development agreement write-off expense $0.7 million in unamortized costs.

Related Party 2006 Transactions

The table below shows, for each related party contract, the amount of fee revenue we recognized and the year-end accounts receivable balance (dollars in thousands):

	2006	Balance
	Revenue	Receivable at December 31,
	Recognized	2006

Portals I Management Fees	$227	$39
Portals II Management Fees	313	58
PDA Asset Management Fees	1,100	92
Republic Square I Management Fees	15	2
Republic Square I Development Fees(1)	596	197
Portals III Development Fees	519	76
Portals III Financing Fee	600	—
Other	7	3

Total	$3,377	$467

(1)	At December 31, 2006 amounts contractually due but unpaid were $197,000; however, none of these amounts have been recognized in income through December 31, 2006 due to the application of percentage of completion accounting. Of the $467,000 receivable balance, $290,000 was received in January 2007.

As disclosed above, on December 29, 2006, we received a notice of a fee and service level dispute in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement (the “Various Agreements”). We believe that we are in compliance with the terms of the Various Agreements, and that (i) we are entitled to all monies owed to us at December 31, 2006; and (ii) we are entitled to continue to perform services under the terms of the Various Agreements.

Although we believe that all balances receivable outstanding at December 31, 2006 are fully collectible, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We are unable at this time to estimate the possible loss or possible range of loss.

Independent Investigation

As previously disclosed, the Audit Committee of our Board of Trustees commenced an internal review following:

(i) the filing of federal criminal fraud and corruption charges, which charges arose from activities that were unrelated to Republic Property Trust or any of its affiliates, against Raymond Liberti, a city commissioner in West Palm Beach, Florida, or the City and his subsequent resignation as a commissioner of the City;

(ii) the City’s mayor’s public statements that Republic Properties Corporation, a private corporation wholly-owned by Richard L. Kramer (our Chairman of the Board of Trustees) and Steven A. Grigg (our former Vice Chairman and President and Chief Development Officer), had executed a consulting agreement with Raymond Liberti;

(iii) our learning that Republic Property Trust may have benefited from certain votes cast by Mr. Liberti while he was a paid consultant of Republic Properties Corporation;

(iv) certain discussions with the City’s representatives relating to the Professional Services Agreement, or the PSA, the agreement under which we were providing fee-based development services to the City to design, develop and construct the City Center at West Palm Beach, or the Project; and

(v) our understanding that a Florida state grand jury is reviewing the City’s procurement process.

Following the internal review, the Audit Committee retained independent counsel to conduct an independent investigation into these issues. The scope of the independent investigation was to investigate the dealings between Republic Property Trust, any related persons or entities, and Mr. Liberti, and any other matters relating to possible violations of law, contract and governance or ethical standards related thereto. Further, due to the City’s purported termination of the PSA in May 2006, we entered into discussions with the City to pursue an assignment and mutual release.

As previously disclosed in a Form 8-K filed on October 20, 2006, on October 19, 2006, Republic WPB LLC, entered into an assignment agreement with mutual releases, or the Assignment Agreement, with the West Palm Beach Community Redevelopment Agency, acting for itself and on behalf of the City (together, “CRA”). Under the terms of the Assignment Agreement, the PSA has been terminated. Among other things, pursuant to the terms of the Assignment Agreement:

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

On October 31, 2006, the Audit Committee received the final report of independent counsel. The Audit Committee’s investigation uncovered no wrongdoing or impropriety on the part of Republic Property Trust. Notwithstanding the independent counsel’s determination that Republic Property Trust did not commit any wrongdoing, counsel to the Audit Committee noted certain concerns with respect to the conduct of (i) Mr. Grigg and Republic Properties Corporation in West Palm Beach and (ii) Messrs. Richard Kramer and Grigg in connection with the internal investigation. In responding to various recommendations made by the Audit Committee’s independent counsel, the Audit, Compensation and Corporate Governance Committees recommended the following actions: (i) the termination for Cause (as that term is defined in Mr. Grigg’s employment agreement) of Mr. Grigg as our President and Chief Development Officer, (ii) requesting the voluntary resignation of Mr. Grigg as Vice Chairman of our Board, and if he does not resign, to remove him as Vice Chairman, (iii) that Mr. Richard Kramer respond to the counsel’s report, (iv) the voluntary cooperation with the Department of Justice in its ongoing investigation of public corruption in West Palm Beach, (v) amending our Code of Business Conduct and Ethics to clarify the prohibition of giving things of value to government officials and (vi) that we implement a schedule of ethics and compliance training for all employees. On February 28, 2007, the Board removed Mr. Grigg as Vice Chairman of the Board. Mr. Grigg remains a trustee. The Audit and Corporate Governance Committees continue to consider certain recommendations. We continue to consider various options regarding Mr. Richard Kramer’s position on our Board and Messrs. Richard Kramer’s and Grigg’s membership on our Board. While our Board has the power to remove and/or replace Mr. Richard Kramer as Chairman of our Board (with or without cause), under our Declaration of Trust and Maryland law only our shareholders have the right to remove members of our Board of Trustees.

Counsel to Messrs. Richard Kramer and Grigg, in separate communications, have asserted that the report of independent counsel to the Audit Committee contains inaccurate or misleading statements. We believe these assertions are without merit.

Mr. Richard Kramer has requested advancement for approximately $224,000 of legal fees incurred by him through January 2007, purportedly in connection with the independent counsel’s investigation into the Company’s involvement in West Palm Beach. There is a dispute regarding this advancement. On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for these legal fees, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously. We have not advanced any monies to Mr. Kramer, and no accrual for Mr. Kramer’s legal fees has been recorded in the financial statements for the year ended December 31, 2006.

As previously disclosed, we have entered into agreements with related parties that grant us options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer or Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.

Due to certain actions taken by our Audit Committee and Board of Trustees, counsel to Mr. Richard Kramer and Mr. Grigg have also threatened litigation with respect to our rights under the option and various other agreements, which litigation may (i) delay and, if adversely determined, prevent Republic Property Trust’s exercise of its options to purchase the three properties or (ii) have a negative impact on our cash flows and operating results. We believe that the legal and factual basis for any such claims are without merit and do not believe that any actions to date affect our ability to enforce any of our related party agreements, including, but not limited to, the option agreements. We cannot guarantee that other risks (including, but not limited to, the risk of future litigation or the risk that one or more of the option properties is not ultimately developed or leased to the appropriate level) may not jeopardize our ability to acquire the option properties or enforce our related party agreements.

Litigation

On November 17, 2006, the Company disclosed in a Form 8-K that Mr. Grigg notified us that he was terminating his employment as our President and Chief Development Officer, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. We disagree with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due, and have not remitted any such payments, to Mr. Grigg under the terms of his employment agreement.

On December 22, 2006, Mr. Grigg filed a lawsuit against us in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) the Company has breached his employment agreement, (ii) the Company has breached its duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and Republic is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement.

In response to this lawsuit, on January 11, 2007, we filed an answer denying the thrust of Mr. Grigg’s allegations and asserting defenses to all of his claims. Additionally, we asserted counterclaims for money damages against Mr. Grigg. In our counterclaims, we assert, among other things, claims against Mr. Grigg for fraud, breach of his fiduciary duties to Republic and breach of his employment agreement with the Company. We seek, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys’ fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. Mr. Grigg believes the Trust’s counterclaim is without merit and has moved to dismiss and strike our counterclaims. We have served discovery demands on Mr. Grigg, which Mr. Grigg has moved to stay pending a decision on his motions. Finally, Mr. Grigg has served discovery demands on us, which we must respond to by March 23, 2007, unless an extension is agreed to among the parties and the court. The initial judicial conference with respect to this matter is scheduled for March 30, 2007. We believe that the lawsuit is without merit and intend to defend the action vigorously.

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously.

The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating FIN 48 and have not yet determined the effects that it will have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in the market prices and interest rates.

Market Risk Related to Debt

Based on the level of fixed rate debt outstanding at December 31, 2006, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $17.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $18.7 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $33.5 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $38.7 million.

As of December 31, 2006 our only variable rate debt obligation outstanding is our credit facility. Based on the level of variable rate debt outstanding at December 31, 2006, a 100 basis point change in LIBOR would result in an annual impact to earnings of approximately $50,000. A 200 basis point change in LIBOR would result in an annual impact to earnings of approximately $100,000.

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

Based on the level of variable rate debt outstanding at December 31, 2005, a 100 basis point change in LIBOR would result in an annual impact to earnings of approximately $330,000. A 200 basis point change in LIBOR would result in an annual impact to earnings of approximately $660,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements included in this Annual Report on Form 10-K include the results of operations of our Predecessor, RKB Washington Property Fund I L.P., through December 19, 2005 and of Republic Property Trust beginning on December 20, 2005 (the date of our initial public offering).

Management’s report on Internal Control over Financial Reporting	65
Reports of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2006 and 2005	68
Consolidated Statements of Operations of the Company for the year ended December 31, 2006 and the period from December 20, 2005 through December 31, 2005 and of the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004	69
Consolidated Statements of Shareholders’ Equity and Partners’ Capital of the Company for the year ended December 31, 2006 and for the period from December 20, 2005 through December 31, 2005 and of the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004	70
Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2006 and for the period from December 20, 2005 through December 31, 2005 and of the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004	71
Notes to Consolidated Financial Statements	72
Supplemental Schedule — Schedule III — Real Estate and Accumulated Depreciation	95

Management’s Report on Internal Control over
Financial Reporting

Management of Republic Property Trust (“the Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2006 fiscal year, management conducted assessments of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Trustees and Shareholders of
Republic Property Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic Property Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Republic Property Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Republic Property Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Republic Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Republic Property Trust and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
Republic Property Trust

We have audited the accompanying consolidated balance sheets of Republic Property Trust (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and partners’ capital, and cash flows of the Company for the year ended December, 31, 2006 and for the period from December 20, 2005 through December 31, 2005, and of Washington Property Fund I L.P. (the “Predecessor”, as defined in Note 1) for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Property Trust at December 31, 2006 and 2005, and the consolidated results of the Company for the year ended December 31, 2006 and for the period from December 20, 2005 through December 31, 2005, and the consolidated results of the Predecessor for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Property Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 7, 2007

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Balance Sheets
As of December 31, 2006 and 2005

(Dollars in thousands except share data)	2006	2005

ASSETS
Investment in real estate:
Land	$102,100	$83,600
Commercial office buildings and improvements	483,287	384,490

	585,387	468,090
Less: accumulated depreciation and amortization	(33,635)	(19,486)

	551,752	448,604
Cash and cash equivalents	6,956	23,127
Marketable securities	—	10,004
Restricted cash	6,745	9,386
Rents and other receivables	7,630	5,301
Prepaid expenses and other assets	23,385	23,975

Total assets	$596,468	$520,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$345,134	$231,894
Line of credit payable	5,000	—
Intangible lease liabilities	20,789	20,886
Taxes payable	186	16,604
Accounts payable and accrued liabilities	9,149	15,127
Acquisition payables	—	7,204
Tenant security deposits	2,501	2,267
Advance rents	1,393	1,005

Total liabilities	384,152	294,987
Minority interest — operating partnership	25,503	28,080
Shareholders’ Equity:
Preferred stock, par value $0.01, 40 million shares authorized, none issued and outstanding in 2006 and 2005	—	—
Common stock, par value $0.01, 200 million shares authorized, 26.1 million and 25.0 million shares issued and outstanding in 2006 and 2005, respectively	261	250
Additional paid-in capital	219,947	208,814
Accumulated deficit	(33,395)	(11,734)

Total Shareholders’ Equity	186,813	197,330

Total Liabilities and Shareholders’ Equity	$596,468	$520,397

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	The Company		The Predecessor
		Period from	Period from
	Year Ended	December 20, 2005	January 1, 2005	Year Ended
	December 31,	through December 31,	through December 19,	December 31,
(Dollars in thousands except per share amounts)	2006	2005	2005	2004

Revenue:
Rental income	$58,548	$1,589	$33,909	$26,512
Management and development fees	7,404	116	—	—

Total operating revenue	65,952	1,705	33,909	26,512
Expenses:
Real estate taxes	5,592	152	2,980	1,752
Property operating costs	11,349	277	6,880	4,806
Management fees	—	—	3,005	2,030
Depreciation and amortization	21,322	579	10,594	7,512
Cost of management and development fees	5,896	—	—	—
General and administrative	9,794	6,576	443	667
Management and development agreement write- offs	974	3,856	—	—

Total operating expenses	54,927	11,440	23,902	16,767

Operating income (loss)	11,025	(9,735)	10,007	9,745
Other income and expense:
Interest income	726	35	173	50
Interest expense	(17,267)	(3,704)	(18,273)	(7,286)

Total other income and expense	(16,541)	(3,669)	(18,100)	(7,236)

(Loss) income before minority interest	(5,516)	(13,404)	(8,093)	2,509
Minority interest	664	1,670	—	—

Net (loss) income	$(4,852)	$(11,734)	$(8,093)	$2,509

Basic and diluted loss per common share	$(0.19)	$(0.47)

Weighted-average common shares outstanding basic and diluted (in millions)	26.0	25.0

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Shareholders’ Equity and Partners’ Capital
For the Years Ended December 31, 2006, 2005 and 2004

			Additional
	Common Shares		Paid-in	Accumulated	Partners’
(Dollars in thousands except share data)	Number	Amount	Capital	Deficit	Capital	Total

THE PREDECESSOR
Balance at January 1, 2004	$—	$—	$—	$—	$31,109	$31,109
Capital contributions	—	—	—	—	27,090	27,090
Distributions to partners	—	—	—	—	(7,512)	(7,512)
Equity placement fees	—	—	—	—	(581)	(581)
Net income	—	—	—	—	2,509	2,509

Balance at December 31, 2004	—	—	—	—	52,615	52,615
Capital contributions	—	—	—	—	12,732	12,732
Distributions to partners	—	—	—	—	(8,874)	(8,874)
Net loss	—	—	—	—	(8,093)	(8,093)

Balance at December 19, 2005	—	—	—	—	48,380	48,380
THE COMPANY
Reclassify Predecessor’s Partners’ Capital and redemption of Partners’ interest	3,962,861	40	10,001	—	(48,380)	(38,339)
Initial capitalization	100	—	2	—	—	2
Gross proceeds from sale of common shares	20,000,000	200	239,800	—	—	240,000
Issuance of restricted shares	243,915	2	2,924	—	—	2,926
Issuance of common shares for acquisition of Republic Building	810,648	8	9,720	—	—	9,728
Offering costs	—	—	(23,883)	—	—	(23,883)
Adjustment to minority interest in Operating Partnership	—	—	(29,750)	—	—	(29,750)
Net loss	—	—	—	(11,734)	—	(11,734)

Balance at December 31, 2005	25,017,524	250	208,814	(11,734)	—	197,330
Net proceeds from sale of common shares	1,021,200	10	11,299	—	—	11,309
Issuance of restricted shares, net	37,858	1	217	—	—	218
Adjustment to minority interest in Operating Partnership	—	—	(383)	—	—	(383)
Dividend distributions	—	—	—	(16,809)	—	(16,809)
Net loss	—	—	—	(4,852)	—	(4,852)

Balance at December 31, 2006	26,076,582	$261	$219,947	$(33,395)	$—	$186,813

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and RKB Washington Property Fund I L.P.
(The Predecessor)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	The Company		The Predecessor
		Period from	Period from
	Year Ended	December 20, 2005	January 1, 2005	Year Ended
	December 31,	through December 31,	through December 19,	December 31,
(Dollars in thousands)	2006	2005	2005	2004

Operating activities:
Net (loss) income	$(4,852)	$(11,734)	$(8,093)	$2,509
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Minority interest	(664)	(1,670)	—	—
Stock awards	218	2,927	—	—
Management and development agreement write-offs	974	3,856	—	—
Depreciation and amortization	21,322	579	10,594	7,512
Amortization of net lease intangibles	(1,750)	(45)	597	(180)
Amortization of loan costs	607	461	2,179	550
Other	404	13	—	—
Changes in operating assets and liabilities:
Marketable securities	10,004	(10,004)	—	—
Rents and other receivables	(2,329)	(240)	(1,769)	(785)
Prepaid expenses and other assets	(1,611)	214	(2,383)	(468)
Accounts payable and accrued expenses	(65)	663	47	511
Advance rents	388	(303)	360	496
Tenant security deposits	234	—	181	455

Net cash provided by (used in) operating activities	22,880	(15,283)	1,713	10,600

Investing activities
Acquisition of real estate and intangibles	(123,339)	—	—	(180,212)
Net cash from acquisitions	—	53	—	—
Capital expenditures for building and improvements	(6,716)	—	(2,024)	(1,046)

Net cash (used in) provided by investing activities	(130,055)	53	(2,024)	(181,258)

Financing activities
Net proceeds from sale of common stock	11,309	223,200	—	—
Payment of offering costs	(3,931)	(3,152)	—	—
Taxes paid on behalf of Predecessor	(15,668)	—	—	—
Initial capitalization	—	2	—	—
Payment for Predecessor interests	—	(31,435)	—	—
Proceeds from issuance of debt	146,400	—	3,319	159,500
Line of credit, net	5,000	—	—	—
Principal repayments of debt	(33,564)	(155,026)	(6,553)	(413)
Payments of financing costs	(2,078)	—	(720)	(2,816)
Decrease (increase) in restricted cash	2,641	1,809	1,291	(4,345)
Contributions from partners	—	—	12,732	27,090
Equity placement fees	—	—	—	(581)
Distributions paid to shareholders	(16,809)	—	—	—
Distributions paid to unitholders	(2,296)	—	—	—
Distributions to partners	—	—	(8,874)	(7,512)

Net cash provided by financing activities	91,004	35,398	1,195	170,923
Net (decrease) increase in cash and cash equivalents	(16,171)	20,168	884	265
Cash and cash equivalents at beginning of period	23,127	2,959	2,075	1,810

Cash and cash equivalents at end of period	$6,956	$23,127	$2,959	$2,075

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$15,665	$354	$15,820	$6,360

The accompanying notes are an integral part of these financial statements.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

1.	Organization and description of business

Republic Property Trust (“we”, “us” or the “Company”) was formed on July 15, 2005, is headquartered in Washington, D.C., and is a fully-integrated, self-administered and self-managed Maryland real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market.

As of December 31, 2006, we owned 13 commercial properties consisting of 24 institutional-grade office buildings. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership, or Operating Partnership. The Company is the sole general partner of, and owns an approximate 88% interest in, the Operating Partnership at December 31, 2006. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.

We completed our initial public offering of common stock, or the IPO, on December 20, 2005. The IPO resulted in the sale of 20,000,000 shares of common stock at a price per share of $12.00, generating gross proceeds to the Company of $240.0 million. The aggregate proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were approximately $223.2 million. On January 6, 2006, an additional 1,021,200 shares of common stock were sold at $12.00 per share as a result of the underwriters exercising a portion of their over-allotment option. This resulted in net proceeds of $11.3 million to the Company.

Concurrent with the closing of the IPO, the Company entered into various formation transactions. The Company had no significant operations prior to the consummation of the IPO and the formation transactions. The financial statements covered in this report represent the results of operations and financial condition of RKB Washington Property Fund I L.P., or the Predecessor prior to the IPO and the formation transactions and of the Company thereafter.

The formation transactions included the issuance of 3,962,861 common shares, 2,806,327 Operating Partnership units, or OP units and cash of $31.4 million for the owners’ interests in the Predecessor. As these transactions were not substantive in nature, the assets and liabilities of the Predecessor are accounted for on a historical cost basis. Also in connection with the formation transactions, on December 20, 2005, we acquired a 100% interest in the Republic Building and received the contributions of the development and management agreements of certain properties.

RKB Holding L.P., a Delaware limited partnership with no independent operations other than its role as a limited partner of the Predecessor, merged with and into our Operating Partnership, and the partners of RKB Holding L.P., or RKB received, based on a previous election made by each such partners, common shares and cash, net of costs and taxes, for their interests in the Predecessor. In connection with the merger, our Operating Partnership assumed all of the obligations of RKB, including a loan which was repaid at closing made by RKB Finance L.P., a company affiliated with RKB formed to facilitate the investment by certain non-U.S. investors in the Predecessor and a tax liability of $15.9 million. The consideration paid by the Operating Partnership in the merger was reduced by the amount of this tax liability.

The Company entered into options to acquire certain properties with entities affiliated with some of our executive officers and trustees. To date, no discussions regarding the exercise of these options have taken place with the independent members of the Company’s board of trustees (the approval of whom is required to approve the exercise of these options).

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

2.	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have one reportable segment consisting of investments in office real estate properties located in the Washington, D.C., metropolitan area, together with associated activity such as development and management services.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate — Income-producing properties are recorded at cost, including the external direct costs of the acquisitions. The cost of income-producing properties is allocated among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the year ended December 31, 2006, for the period from December 20, 2005 through December 31, 2005, for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004 totaled $18.1 million, $484,000, $9.3 million and $6.5 million, respectively. Repairs and maintenance costs are expensed as incurred.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their relative fair values, in accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases consists of the following components as applicable — (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangible); and (4) the value, if any, of customer relationships, determined based on management’s evaluation of the specific characteristics of each tenant’s lease and the overall relationship with the tenant (referred to as Customer Relationship Value). Tenant Origination Costs are included in commercial office buildings and improvements on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as other assets and intangible lease liabilities, respectively, and amortized on a straight-line basis as decreases

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangible associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively. Amortization of these components combined for the year ended December 31, 2006, for the period from December 20, 2005 through December 31, 2005, for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004 totaled $5.9 million, $168,000, $4.3 million and $3.3 million, respectively.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	2006	2005

Tenant Origination Costs	$27,020	$20,453
Leasing Commissions	$8,987	$8,911
Net Lease Intangible Assets	$4,394	$5,258
Net Lease Intangible Liabilities	$(20,789)	$(20,886)

No value has been assigned to Customer Relationship Value at December 31, 2006 or 2005.

We record impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment charges were recorded related to real estate assets for the three years ended December 31, 2006. Refer to Footnote 6 “Related Party Transactions” for discussion on 2006 impairment charges related to certain intangible assets.

Deferred Charges — Deferred financing costs, leasing costs and acquired third-party management and development agreements are included in other assets in the accompanying consolidated balance sheets. Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Leasing costs, which are external fees and costs incurred in the successful negotiations of leases, are deferred and amortized over the terms of the related leases on a straight-line basis. Other deferred charges are amortized over terms appropriate to the expenditure. Amortization of deferred financing costs including the write-off of balances on paid-off loans included in interest expense totaled $607,000, $461,000, $2.2 million and $550,000 for the year ended December 31, 2006, for the period from December 20, 2005 through December 31, 2005, for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004, respectively. Amortization of leasing costs included in depreciation and amortization totaled $577,000, $13,000, $159,000 and $52,000 for the year ended December 31, 2006, for the period from December 20, 2005 through December 31, 2005, for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004, respectively. Amortization of acquired third-party management and development agreements included in depreciation and amortization totaled $750,000 for the year ended December 31, 2006 and $28,000 for the period from December 20, 2005 through December 31, 2005.

Revenue Recognition — Rental income is recognized over the term of the leases as it is earned, and the assets held for leasing purposes are classified as investment in real estate. For lease agreements that provide for scheduled annual rent increases, rental income is recognized on a straight-line basis over the term of the lease which includes an evaluation of lease termination options. The amount of the straight-line receivable on our balance sheet included in rents and other receivables was $4.3 million and $2.9 million as of December 31,

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

2006 and 2005, respectively. Recognition of rental income commences when control of the space has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. The Company did not record an allowance for doubtful accounts at December 31, 2006 and 2005.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes. Tenant reimbursements totaled $5.7 million, $0.1 million, $3.2 million and $2.2 million for the year ended December 31, 2006, the period from December 20, 2005 through December 31, 2005, the period from January 1, 2005 through December 19, 2005 and the year ended December 31, 2004, respectively. The reimbursements are included in rental income on the statements of operations. Included in the rents and other receivable balance in the accompanying consolidated balance sheets is accrued rental income, recognized on a straight-line basis, in excess of rents received. In addition, rental income includes the amortization of acquired lease intangibles recognized on a straight-line basis.

The Company receives management and development fees from third parties. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. The Company records development fees on a percentage of completion basis which is calculated by dividing project costs incurred to date by total estimated project costs. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue when the associated costs are incurred. Refer to Footnote 6 “Related Party Transactions” for discussion of related party fees.

Equity IPO Costs — Underwriting discount and commissions, financial advisory fees, and additional IPO costs are reflected as reductions to additional paid-in capital in the balance sheet of the Company.

Income Taxes — We have elected to be taxed as a Real Estate Investment Trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2005. We have been organized and have operated in a manner that we believe has allowed us to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we are not generally required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to our shareholders.

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

We have jointly elected with Republic Property TRS, LLC, or TRS, a 100% owned subsidiary of our Operating Partnership, to treat it as a taxable REIT subsidiary of ours. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for the year ended December 31, 2006 or for the period from December 20, 2005 to December 31, 2005 since TRS did not incur taxable income for those periods.

As of December 31, 2005 TRS had an estimated net operating loss carry forward of $1.7 million. During 2006 TRS incurred an estimated $0.6 million in taxable income which was fully offset by our previously fully reserved net operating loss carry forward. As of December 31, 2006 TRS’s net operating loss carry forward was reduced to $1.1 million. We have recorded a full valuation allowance against the corresponding deferred tax asset as a result of our short operating history.

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

Earnings per Share — Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted-average number of common and dilutive securities outstanding during the period using the treasury stock method.

Profits, Losses, and Distributions — For periods prior to the IPO, the profit and loss of the Predecessor was allocated to the individual partners in accordance with the Predecessor’s partnership agreement.

Distributions — Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of gains on the sale of real property, revenue recognition, compensation expense, and in the estimated useful lives used to compute depreciation. The 2006 distribution of $0.645 per share comprised 100% return of capital to the stockholders (unaudited).

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

Reclassification — Certain amounts in the financial statements have been reclassified to conform to the current-year presentation.

Effects of Recently Issued Accounting Standards — In July 2006, the Financial Accounting Standards Board, or FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating FIN 48 and have not yet determined the effects that it will have on our financial statements.

Comprehensive Income (Loss) — We have no items of comprehensive income other than our net results for all periods presented.

3.	Property Acquisitions

On September 6, 2006, through a 100% owned subsidiary of our Operating Partnership, we acquired the fee interest in Republic Park 8, for $48.6 million, including transaction costs. Republic Park 8 is a Class A office building totaling approximately 181,000 net leasable square feet. We funded the purchase price using proceeds from our line of credit.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

On May 25, 2006, through 100% owned subsidiaries of our Operating Partnership, we acquired the fee interest in WillowWood I and II, for $66.8 million, including transaction costs. The acquisition of the two Class A office buildings, totaling approximately 250,000 net leasable square feet, completed our acquisition of the four-building office complex. We funded the majority of the purchase price through a 10-year, $46.4 million fixed rate mortgage loan at 6.2% and the balance using proceeds from our line of credit.

On December 20, 2005 we acquired the Republic Building from RPT 1425 Investors L.P., or RPT 1425, a partnership which had acquired the Republic Building in June 2005. Certain members of our senior management were partners in RPT 1425. The consideration we paid to acquire the Republic Building was $154.8 million, comprising of stock, OP units, cash, and $133.9 million of assumed indebtedness at fair value, $31.2 million of which was repaid at the closing with proceeds from the IPO.

On December 29, 2004, our Predecessor acquired three buildings through the ownership of 100% of the membership interests in Presidents Park I LLC, and Presidents Park III LLC (owner of 2525 Network Place in Herndon, Virginia) for $115.4 million including acquisition costs. The three buildings have a combined total of 601,177 rentable square feet.

On August 20, 2004, our Predecessor acquired 625 Herndon Parkway in Herndon, Virginia, totaling 60,767 rentable square feet and known as Corporate Oaks, for $10.4 million including acquisition costs and a $6.8 million assumed mortgage.

On January 26, 2004, our Predecessor acquired a seven-building complex totaling 349,839 rentable square feet and now known as Republic Park 1-7, for $61.2 million including acquisition costs.

The total purchase price of the properties acquired was allocated among land, building and improvements, and in-place lease components based on the relative fair values at the time of acquisition. The fair value of in-place leases consists of the following components: (a) the estimated cost to replace the lease, (b) estimated leasing commissions, and (c) above/below market leases. The allocation of purchase price shown below is based on the fair value of assets and liabilities acquired.

The following is a summary of properties acquired during the years ended December 31, 2006, 2005 and 2004:

(Dollars in thousands)

						In-Place
		Rentable				Lease		Total
		Square			Building and	Components,		Acquisition
		Feet		Land	Improvements	Net	Other(a)	Cost

		(unaudited	)
May 2006	WillowWood I and II	244,871		$11,000	$47,933	$7,849	$—	$66,782
September 2006	Republic Park 8	181,154		7,500	37,178	3,925	—	48,603

	Total 2006	426,025		$18,500	$85,111	$11,774	$—	$115,385

December 2005	Republic Building	276,018		$37,000	$114,933	$(277)	$3,175	$154,831

	Total 2005	276,018		$37,000	$114,933	$(277)	$3,175	$154,831

January 2004	Republic Park 1-7	349,839		$8,114	$49,479	$3,568	$—	$61,161
August 2004	Corporate Oaks	60,767		1,924	7,188	1,326	—	10,438
December 2004	Presidents Park	601,177		17,014	88,295	10,084	—	115,393

	Total 2004	1,011,783		$27,052	$144,962	$14,978	$—	$186,992

(a)	Other consists of non-real estate assets net of liabilities.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of In-Place Lease Components for properties acquired during each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004

Tenant Origination Costs	$12,394	$12,744	$7,570
Leasing Commissions	1,898	5,251	3,116
Intangible lease — assets	436	18	6,091
Intangible lease — liabilities	(2,954)	(18,290)	(1,799)

	$11,774	$(277)	$14,978

The following financial information sets forth the consolidated operating results for the years ended December 31, 2006 and 2005 as if each of the acquisitions of WillowWood I and II and Republic Park 8 had occurred at January 1, 2006 and January 1, 2005, respectively. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been in effect for the periods reflected.

	Year Ended December 31
(Dollars in thousands)	2006	2005

Revenue	$70,539	$44,616
Net loss	$(8,250)	$(26,040)
Loss per share	$(0.32)	$(0.47)

Earnings per share data is not included in the pro forma for the period from January 1, 2005 through December 19, 2005 since the Predecessor did not have any outstanding shares.

4.	Intangible Lease Assets and Liabilities

In accordance with SFAS No. 141, Business Combination, we recorded intangible assets for Leasing Commissions and Net Lease Intangible assets and liabilities. The Leasing Commissions are amortized over the remaining lives of the acquired leases as amortization expense. The Net Lease Intangible assets and liabilities are amortized over the remaining lives of the acquired leases as decreases and increases to rental income, respectively. The weighted-average remaining lives of Leasing Commissions and Net Lease Intangible assets and liabilities at December 31, 2006 are 6.2 years and 6.7 years, respectively. Total amortization of the Leasing Commissions included in amortization expense was $1.8 million, $56,000, $1.1 million and $1.0 million for the year ended December 31, 2006, for the period from December 20, 2005 through December 31, 2005, for the period from January 1, 2005 through December 19, 2005 and for the year ended December 31, 2004, respectively. Total amortization of the Net Lease Intangible assets and liabilities was included as an increase to rental income of $1.8 million for the year ended December 31, 2006, an increase to rental income of $45,000 for the period from December 20, 2005 through December 31, 2005, a decrease to rental income of $597,000 for the period from January 1, 2005 through December 19, 2005 and an increase to rental income of $180,000 for the year ended December 31, 2004, respectively. The accumulated amortization of the Leasing Commissions was $4.5 million and $2.7 million as of December 31, 2006 and 2005, respectively. The accumulated amortization of Net Lease Intangible assets was $3.2 million and $1.9 million as of December 31, 2006 and 2005, respectively, and the accumulated amortization of Net Lease Intangible liabilities was $4.9 million and $1.8 million as of December 31, 2006 and 2005, respectively.

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

	Lease	Net Lease
(Dollars in thousands)	Commissions	Intangibles

2007	$(1,846)	$2,216
2008	(1,701)	2,149
2009	(1,448)	2,163
2010	(1,162)	1,859
2011	(887)	1,670
Thereafter	(1,943)	6,338

Total	$(8,987)	$16,395

5.	Leases

The U.S. Government accounted for approximately 21.2% or 510,030 square feet of the total leased office space as of December 31, 2006 and approximately 31.1% or $18.2 million of total rental income earned during the year ended December 31, 2006.

Future minimum lease payments to be received under non-cancelable operating leases are as follows for the years ended December 31:

(Dollars in thousands)

2007	$55,916
2008	53,556
2009	46,645
2010	37,100
2011	26,996
Thereafter	64,293

$284,506

6.	Related Party Transactions

Predecessor

Prior to the formation transactions, Republic Properties Corporation, or RPC, was responsible for the management of the properties owned by the Predecessor. RPC is owned and controlled by Richard Kramer and Steven Grigg, Management fees earned by RPC for the period ended December 19, 2005 and the year ended December 31, 2004 totaled $1.1 million and $830,000, respectively. RPC also earned $95,000 of management fees in 2005 related to The Republic Building which was managed by RPC from June 15, 2005 through December 19, 2005. In addition, RPC was reimbursed for salaries and overhead related to property management of the properties owned by the Predecessor totaling $1.1 million and $847,000 for the period ended December 19, 2005 and the year ended December 31, 2004, respectively, which are included in property operating costs in the statements of operations.

RKB Washington Property Fund I (General Partner), LLC, or the RKB General Partner, the Predecessor’s general partner, historically earned a management fee from the Predecessor for management services to the Predecessor. The management fee, in accordance with the partnership agreement, was equal to the greater of 1.15% of the total capital commitments to the Partnership or 0.65% of the aggregate unadjusted carrying

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

values of the real estate investments as defined by the management agreement. Management fees earned by RKB General Partner for the period ended December 19, 2005 and the year ended December 31, 2004 totaled $1.9 million and $1.2 million, respectively. In addition, in accordance with the partnership agreement, RKB General Partner and its affiliates have been reimbursed $109,000 and $42,000 for the period ended December 19, 2005 and the year ended December 31, 2004, respectively, for costs incurred on behalf of the Partnership for communications with the limited partners, the cost of keeping the partnership record, and other overhead and administrative expenses incurred in connection with the Partnership’s affairs not covered under the management agreement. These costs are included in general and administrative expenses in the statements of operations.

Option Properties — We entered into agreements with entities in which Messrs. Kramer, Grigg and Keller and their affiliates have ownership interests that grant us options to acquire The Portals III and Republic Square I and II. The purchase price for these three properties, if we exercise our options, is payable in primarily OP units, as well as the assumption of indebtedness. In connection with any exercise of our options to purchase these properties, Messrs Kramer, Grigg, Keller and their affiliates and Republic Properties Corporation will receive consideration only in the form of OP units. In connection with the option properties, we have agreed with the property owners that if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, we will indemnify the direct and indirect owners for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of the reimbursement payment). Although it may be in our shareholders’ best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

Management and Development Agreements with Related Parties

We have a number of management and development agreements with related parties that are described in detail below in the sections entitled “Description of Related Party Agreements” and “Consideration Paid for Agreements.” During 2006 we recorded various impairment charges totaling $1.0 million as a result of developments concerning the related party agreements. The impairment charges are discussed in more detail in the section entitled “2006 Impairment Charges” below.

Description of Related Party Agreements

Contribution of Management and Development Services by Republic Properties Corporation — In connection with the formation transactions, we entered into agreements with RPC pursuant to which RPC directly or indirectly contributed certain management, leasing and real estate development operations to our Operating Partnership. The assets contributed included agreements to provide management and leasing services for the 10 properties that were included in our portfolio at the time of the IPO, agreements to provide fee-based development and management services with respect to two of the Option Properties (Republic Square I and II), an agreement to provide fee-based development services to the City of West Palm Beach in connection with the City Center project and other assets that are used by the Operating Partnership in connection with the performance of these services.

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

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

Outsourcing of Management and Development Services for The Portals Properties — Richard L. Kramer (our Chairman of the Board of Trustees) and Steven A. Grigg (our former Vice Chairman and President and Chief Development Officer) and RPC, each general partners of Portals Development Associates Limited Partnership, or PDA, have certain rights to provide management and development services and currently receive fees from PDA in connection with providing management and development services to a group of properties and parcels of land in the District of Columbia known as The Portals, which consists of (i) two occupied office buildings, The Portals I and II, (ii) one completed but unoccupied office building, Portals III, one of our Option Properties, and (iii) two development properties, The Portals IV and V (collectively, “The Portals Properties”). Currently, The Portals IV and V are undeveloped parcels of land. In connection with the formation transactions, we entered into agreements with Messrs. Kramer and Grigg and RPC, to provide:

•	management services to The Portals I and II, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services. Each agreement has a one year term expiring December 15, with automatic renewal unless either party gives notice 90 days prior to December 15;

•	management services to The Portals III, IV and V, when completed, and in the case of The Portals III in advance of any exercise by us of our option to acquire The Portals III, in exchange for a fee equal to 1% of the gross revenues of each property and a payment to cover the cost of the corporate and property labor and overhead for providing those services. These agreements are terminable upon 30 days written notice to the other party;

•	development services to The Portals III, in exchange for a fee equal to 3% of the remaining development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants. This agreement is terminable upon a change of control, as that term is defined in the associated contribution agreement;

•	development services to The Portals IV and V, in exchange for a fee equal to 3% of the development costs, which are defined as net of land acquisition, interest and loan expenses, and cash concessions to tenants. These agreements are terminable upon 30 days written notice to the other party; and

•	certain asset management services to PDA, including, but not limited to, the arrangement of financing and the administration of loans, the oversight of partnership books and records, the preparation of quarterly distributions, certain accounting, bookkeeping and other administrative services with respect to The Portals Properties, and the preparation of documents in connection with the annual audit and tax return of PDA in exchange for an annual payment of $1.1 million. This agreement has a one year term expiring December 15, with automatic renewal unless either party gives notice 90 days prior to December 15.

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

Consideration paid for agreements

The aggregate consideration paid for the property management and development agreements described above was 482,192 OP units, or approximately $5.8 million based on the initial offering price of $12.00 per share. The consideration paid approximated our estimate of the fair value of the contracts at the date of the IPO, which was determined based on the projected probability weighted net cash flows of these agreements and valuation assumptions consistent with market conditions. The contribution of these agreements is considered a non-cash transaction for the purposes of the statement of cash flows.

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

We recorded in other assets intangible assets totaling $1.9 million representing the new third party management and development agreements described above. We amortize the intangible assets recorded for development service arrangements as the services are provided proportionate to the anticipated revenue recognized. We amortize the intangible assets recorded for management contracts as the services are provided. Refer to “2006 Impairment Charges” below for an update on these intangible assets. The remaining net book value of the development agreement intangible assets was $178,000 and $1.9 million as of December 31, 2006 and 2005, respectively.

2006 Impairment Charges

Generally accepted accounting principles require an assessment of whether long-lived assets are impaired. We have outlined below the outcome of that assessment for each of the intangible assets related to the management and development agreements described above.

City Centre in West Palm Beach — Professional Services Agreement — Due to West Palm Beach Community Redevelopment Agency’s alleged claim, acting for itself and on behalf of the City of West Palm Beach (together, “CRA”), that it had terminated the professional services agreement, as amended, (the “PSA”) in connection with the City Center development project located in the City of West Palm Beach, we have written-off to management agreement write-off expense $0.2 million in unamortized costs related to the professional services agreement that was contributed to the Company by Republic Properties Corporation in connection with the formation transactions. We have subsequently assigned this agreement to the CRA as described in Footnote 17.

During the second quarter of 2006, progress was made on the demolition phase of the project. Consistent with generally accepted accounting principles, specifically EITF 99-19 and EITF 01-14, in connection with the work on the demolition phase, we have reflected $2.2 million of reimbursable construction costs as management and development fees and $2.2 million of related costs as cost of management and development fees and related reimbursements in our consolidated statement of operations. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and related reimbursements. During the third and fourth quarters of 2006 there were no construction costs incurred

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

and, as a result, there were no management and development fees or cost of management and development fees reflected in the period.

Republic Square II and Portals IV and V Development Agreements — In December, 2006, we received a notice terminating the development services rights to provide fee-based development services with respect to Republic Square II. Pursuant to the Notice, the development services rights were terminated as of January 17, 2007. This termination does not affect the management services rights under the Agreement, which will continue in effect unless and until terminated by any party with thirty days written notice to the other party.

Construction of Republic Square II has not yet commenced; the property remains an undeveloped parcel of land. The termination of the development services rights does not affect the Trust’s rights under the Option Agreement to purchase Republic Square II. Due to the termination of the development services rights, we have written-off to management and development agreement write-off expense approximately $36,000.

In connection with the formation transactions, we also entered into development agreements to develop Portals IV and V. Like the Republic Square II development agreement, these agreements are terminable upon 30 days notice by either party. Following the December 2006 notice to terminate the development services rights for Republic Square II, we performed an impairment analysis and estimated the fair value of the Portals IV and V development agreements. We concluded that, given the notice to terminate the Republic Square II development services rights, a third party would be unwilling to pay us for the Portals IV and V development contracts. Accordingly we estimated that these contracts had no fair value, and accordingly we have written-off to management and development agreement write-off expense $0.1 million in unamortized costs.

Portals III and Republic Square I Development Agreement, Portals I and II Management Agreement and PDA Asset Management Agreement. — On December 29, 2006, we received a notice in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement (the “Various Agreements”). The notice articulated certain purported fee and service level disputes under the Various Agreements. The associated related party receivable of $0.3 million is reflected in rents and other receivables in the accompanying consolidated balance sheet. Refer to the table below for a discussion of the related party receivables.

We believe that we are in compliance with the terms of the Various Agreements, and that (i) we are entitled to all monies owed to us at December 31, 2006; and (ii) we are entitled to continue to perform services under the terms of the Various Agreements.

We performed an impairment analysis of each of the Various Agreements. Notwithstanding our belief that we are in compliance with the terms of the Various Agreements, and hence that we will be able to continue to perform services under the Various Agreements, we concluded that there is some possibility that either; (i) the agreements will be terminated early by RPC and that we either do not contest that early termination or that such a contest is unsuccessful; or, (ii) based on breaches of the Various Agreements by RPC, we elect to terminate the Various Agreements early.

The analyses performed demonstrates that, based on management’s assumptions, each of the intangible assets related to the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement is impaired at December 31, 2006, since the undiscounted expected remaining cash flows is less than the carrying amount of each intangible asset at December 31, 2006. Conversely, the Portals III and Republic Square I Development Agreements are not impaired at December 31, 2006, since the undiscounted expected cash flows is greater than the carrying amount of each related intangible asset at December 31, 2006.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

To calculate the impairment loss of the PDA Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement, we estimated their fair value. Based on events during the fourth quarter of 2006, principally (i) RPC’s termination of the Republic Square II development services rights, (ii) the December 29, 2006 notice of fee and service level disputes, and (iii) the ongoing litigation with Steven Grigg, a shareholder of RPC (see Footnote 16), we concluded that a third party would be unwilling to pay us for the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement. Accordingly we estimated that the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement had no fair value, and accordingly we have written-off to management and development agreement write-off expense $0.7 million in unamortized costs.

Related Party 2006 Transactions

The table below shows, for each related party contract, the amount of fee revenue we recognized and the year-end accounts receivable balance (dollars in thousands):

		Balance
	2006	Receivable at
	Revenue	December 31,
	Recognized	2006

Portals I Management Fees	$227	$39
Portals II Management Fees	313	58
PDA Asset Management Fees	1,100	92
Republic Square I — Management Fees	15	2
Republic Square I — Development Fees(1)	596	197
Portals III Development Fees	519	76
Portals III Financing Fee	600	—
Other	7	3

Total	$3,377	$467

(1)	At December 31, 2006 amounts contractually due but unpaid were $197,000; however, none of these amounts have been recognized in income through December 31, 2006 due to the application of percentage of completion accounting. Of the $467,000 receivable balance, $290,000 was received in January 2007.

As disclosed above, on December 29, 2006, we received a notice of a fee and service level dispute in connection with the Portals III and Republic Square I Development Agreements, the Portals I and II Management Agreements, and the PDA Asset Management Agreement (the “Various Agreements”). We believe that we are in compliance with the terms of the Various Agreements, and that (i) we are entitled to all monies owed to us at December 31, 2006; and (ii) we are entitled to continue to perform services under the terms of the Various Agreements.

Although we believe that all balances receivable outstanding at December 31, 2006 are fully collectible, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We are unable at this time to estimate the possible loss or possible range of loss.

Office Space at The Portals I

We entered into an annual lease for 1,770 square feet of office space at The Portals I. The lease requires monthly payments of $6,837. The Portals I and II are owned by entities in which Messrs. Kramer, Grigg and Siegel have approximate 6.0%, 5.8% and 14.6% indirect ownership interests.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

7.	Debt on Real Estate Investments

On September 29, 2006, we closed on a $100 million loan, or the Republic Park Loan, secured by our Republic Park 8 property, together with one of our existing properties, Republic Park 1-7. The Republic Park Loan has a maturity of October 1, 2016, fixed interest rate of 6.09%, and is interest-only for the first seven years, with principal payments based on a 30-year amortization thereafter. We used the majority of the proceeds of the Republic Park Loan to repay outstanding balances under our line of credit. In connection with the Republic Park Loan, Republic Park 1-7 was removed as a collateral property under our line of credit and the amount currently available to be drawn under our line of credit was reduced accordingly.

On May 25, 2006, in connection with the acquisition of the WillowWood I and II buildings, we received a $46.4 million fixed rate mortgage loan, or the WillowWood Loan. The WillowWood Loan matures in 10 years, bears interest at a fixed rate of 6.2% per annum, and requires monthly installments of interest only commencing on July 11, 2006 up to and including the WillowWood Loan’s maturity date. The WillowWood Loan will mature on June 11, 2016, at which time we must pay the outstanding principal balance, all accrued and unpaid interest on the principal balance and any other amounts due under the Loan. The Trust and RPLP provided a guarantee for losses the lender may sustain as a result of, among other things, fraud, misappropriation of funds, intentional misrepresentations, waste, bankruptcy and failure to comply with transferability restrictions; and a roll-over guarantee of up to $2.4 million to cover costs associated with tenant improvements and lease commissions at the WillowWood I and II buildings.

On May 1, 2006, we entered into a $150.0 million secured line of credit facility, or the Facility, with KeyBank. The Facility has an option that allows us to increase the amount of the facility by up to $100 million provided certain criteria are met. Borrowings under the Facility are secured by our Presidents Park I, II and III properties. From May 1, 2006 to September 29, 2006 borrowings under the facility were also secured by our Republic Park 1-7 property. This property was released as collateral in connection with the September 2006 closing of the Republic Park Loan. The amount of the Facility funded at closing was $23.0 million, and the proceeds, together with cash on hand, were used to repay the $33.0 million of indebtedness on our Presidents Park properties. We have used and intend to use the Facility principally to finance future acquisitions, to fund tenant improvements and capital expenditures, to pay distributions and to provide for other corporate purposes. Our ability to draw on the Facility is subject to the maintenance of certain financial ratios specified in the line of credit agreement. Effective March 31, 2007, our credit facility will require the physical occupancy of our Presidents Park properties to meet or exceed 80% of the net rentable area of the properties. We are in the process of requesting a waiver of this covenant from our lenders under the credit facility. If we are unable to obtain a waiver, the borrowings under the Facility may become due and payable. At our option, borrowings under the Facility bear interest at LIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin varies between 1.15% and 1.90% on LIBOR rate loans and between 0.00% and 0.50% on base rate loans. We also pay a facility fee, based on the unused amount of the Facility, which ranges from 12.5 to 20 basis points. The Facility is scheduled to mature in May 2009 subject to a one-year extension at our option. The interest rate as of December 31, 2006 was 6.925%. A $5.0 million principal balance and $6.0 million letter of credit balance were outstanding on the Facility as of December 31, 2006.

On March 1, 2006, the Operating Partnership’s commitment letter with Lehman Brothers Commercial Bank, Lehman Brothers Inc. and RKB Washington Property Fund I L.P., in connection with a proposed $150.0 million senior secured revolving credit facility, terminated in accordance with its terms. In connection with the initial commitment letter, we deposited $0.7 million with Lehman Brothers. In the first quarter of 2006, due to the termination of the commitment, we recorded a general and administrative expense of $0.5 million.

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

On December 29, 2004, RPT Presidents Park LLC and the Predecessor entered into a $104.0 million Loan Agreement, or the Senior Loan with Archon Financial, L.P., or Archon, with an original maturity date of January 1, 2006. At December 19, 2005, $93.8 million had been advanced under the Senior Loan. On December 20, 2005, the Senior Loan was amended to have a maximum balance of $50.0 million and a minimum balance of $33.0 million, to bear interest at 1.00% over one-month LIBOR (5.39% at December 31, 2005), and to mature on April 3, 2006. On December 20, 2005, the Company assumed the Senior Loan and repaid $60.8 of the outstanding balance with proceeds from the IPO, resulting in a balance of $33.0 million as of December 31, 2005. An exit fee of $520,000 and an extension fee of $82,000 were incurred as a result of the repayment and extension. The Senior Loan was secured by the property owned by RPT Presidents Park LLC. In March 2006, the Company received an extension on the repayment of principal and interest on the Senior Loan with an amended maturity date of June 2006. In May 2006 the Company repaid the remaining $33.0 million balance with $10.0 in cash on hand and $23.0 million drawn from the Company’s line of credit.

On August 20, 2004, RKB Corporate Oaks LLC, a wholly-owned subsidiary of the Predecessor, assumed Corporate Oaks Limited Partnership’s loan from KeyBank in conjunction with the acquisition of 625 Herndon Parkway in Herndon, Virginia. The loan was made on December 12, 2003 in the original principal amount of $6.9 million and matures on January 1, 2014 and is secured by the property. The note bears interest at 5.99%, and monthly principal and interest payments total $44,093. At the time of the assumption, the principal balance of $6.8 million approximated fair value. The assumption was treated as a non-cash item for purposes of the statements of cash flows. On December 20, 2005, the Company assumed the loan and incurred assumption fees of $72,000.

The Company has included in interest expense all exit and assumption fees incurred.

The mortgage notes include financial and non-financial compliance covenants, all of which we met as of December 31, 2006.

At December 31, 2006, net real estate assets totaling $551.8 million were encumbered by mortgage notes.

At December 31, 2006 and 2005, our mortgage debt was as follows:

	December 31
(Dollars in thousands)	2006	2005

Republic Building, 5.68% (market rate), matures July 2012	$103,079	$102,674
Republic Park, 6.09%, matures October 2016	100,000	—
WillowWood Plaza I and II, 6.2%, matures June 2016	46,400	—
WillowWood Plaza III and IV, 4.50%, matures June 2008	40,000	40,000
Presidents Park, paid in full May 2006	—	33,000
Lakeside I and II, 4.60%, matures June 2008	19,500	19,500
Pender Business Park, 5.80%, matures October 2009	20,330	20,638
Corporate Pointe IV, 7.29%, matures May 2011	9,353	9,472
Corporate Oaks, 5.99%, matures January 2014	6,472	6,610
Line of Credit, 6.925% (December 31, 2006 rate), matures May 2009	5,000	—

Total	$350,134	$231,894

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

Future required principal payments on the loans for the years ended December 31 are as follows:

(Dollars in thousands)

2007	$600
2008	60,133
2009	24,971
2010	333
2011	8,968
Thereafter	257,820

Gross principal payments	352,825

Debt discounts	(2,691)

Total principal payments	$350,134

8.	Minority Interest

Minority interest relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders. Minority interest is adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interest in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interest owned 3,560,019 OP units, or approximately 12% of the Operating Partnership. Limited partners have the right to tender their units for redemption beginning 12 months after our IPO unless such limited partner is an affiliate of the Company, in which event they can redeem their units beginning July 1, 2007. The units can be exchanged for cash based on the fair market value of the Company’s common shares or at the election of the Company for common shares which have been registered. The redemption value of our minority interest at December 31, 2006 was $41.1 million, based on the closing share price of $11.54.

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

Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange. The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•	Marketable securities. The carrying amount of marketable securities reported in the balance sheet approximates the fair value as the securities are of short maturity (i.e., 7 days).

•	Mortgage notes payable: The fair values of our borrowings under variable-rate agreements approximate their carrying value. The fair value under fixed-rate agreements is determined using a discounted cash flow model and estimates of current borrowing rates for similar interests.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

	2006		2005
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$350,134	$351,971	$231,894	$232,084

10.	Partners’ Capital

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

Total placement fees for which the Predecessor reimbursed RKB General Partner of $581,000 were included in partner’s capital for the years ended December 31, 2004. No placement fees were incurred during the period ended December 19, 2005.

Establishment and organization expenses for which the Predecessor reimbursed RKB General Partner of $2,000 and $290,000 were included in general and administrative expenses for the period ended December 19, 2005 and the year ended December 31, 2004, respectively.

11.	Employee Benefit Plan

Effective December 20, 2005, the Company was assigned from RPC a 401(k) Savings Plan, or the Plan, for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed one-thousand hours of service. Effective December 20, 2005, the Company’s matching contribution is $0.50 for each $1.00 contributed up to 4% (maximum 2% company contribution). Employees are vested 100% in their own contributions and become vested over a five-year period in employer matching contributions. The Company recognized costs of $109,000 related to its matching contribution for the year ended December 31, 2006.

12.	Stockholders’ Equity

As of December 31, 2006 and December 31, 2005, the Company had 26,076,582 and 25,017,524 common shares outstanding, respectively. During 2006 we declared and paid distributions of $0.645 per share.

On December 20, 2005, the Company completed an IPO of 20,000,000 shares of its common stock at a price to the public of $12.00 per share. The proceeds from this IPO, net of underwriters’ discount but before offering costs, totaled approximately $223.2 million. On January 6, 2006, the Company sold an additional 1,021,200 shares of common stock at a price to the public of $12.00 per share as a result of the underwriters exercising their over-allotment option. This resulted in net proceeds of $11.3 million to the Company.

Our Declaration of Trust provides that we may issue up to 200,000,000 common shares of beneficial interest, par value $0.01 per share, and 40,000,000 preferred shares of beneficial interest, par value $0.01 per share. As of December 31, 2006, no preferred shares were issued and outstanding.

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

13.	Earnings Per Share

Earnings per share, or EPS, has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the EPS calculation neither net loss nor the number of common shares were adjusted since there were no material dilutive securities outstanding during the periods. EPS is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. As of December 31, 2006 and 2005, there were no potentially materially dilutive securities outstanding that could dilute basic EPS in the future.

14.	Stock Option and Incentive Plan

The Company has established a stock option and incentive plan, or the 2005 Plan, for the purpose of attracting and retaining qualified employees and rewarding them for superior performance in achieving the Company’s business goals and enhancing shareholder value.

Under the 2005 Plan, the number of common shares available for issuance is 2,500,000 shares. At December 31, 2006, the number of shares available for issuance under the 2005 Plan was 2,218,227.

The Company issued 243,915 shares of fully-vested restricted stock under the plan to employees and directors of the Company concurrently with the closing of our IPO and issued an additional 37,858 shares of restricted stock ($11.25 per share weighted average) to certain employees and directors during 2006. The 243,915 shares of restricted stock issued at the IPO were valued at approximately $2.9 million ($12.00 per share weighted average), as of December 31, 2005 and have certain restrictions that restrict the sale of the share until July 1, 2007. In addition, the Company granted a cash award of approximately $2.8 million to certain employees and directors of the Company. Accordingly, the Company incurred total compensation expense of $5.7 million which is reflected in general and administrative expense for the period ended December 31, 2005. The 37,858 shares of restricted stock issued in 2006 vest over periods of up to four years and were valued at the market price per share at the date of grant. Compensation expense, which is accrued over the vesting period, amounted to $233,000 for the period ended December 31, 2006. 16,858 shares of restricted stock ($11.20 per share weighted average) vested during 2006, and 21,000 shares were unvested at December 31, 2006 ($11.30 per share weighted average). At December 31, 2006 we had $209,000 of unrecognized compensation cost attributable to the unvested awards which we expect to recognize over approximately 3 years.

15.	Taxes Payable

For periods subsequent to the IPO, we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary, TRS. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even though we have qualified for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income. TRS did not have a tax provision or significant deferred income tax items.

In connection with the IPO and formation transactions, we assumed from RKB Holding L.P., which was taxed as a corporation and merged into and with our Operating Partnership on December 20, 2005, a liability

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

for income taxes of $15.2 million and withholding taxes of $643,000. In addition, in connection with the acquisition of Republic Building we assumed from RPT 1425 a tax liability of $749,700 which we paid during 2006. The federal and state income tax liability reflected on the consolidated balance sheets was $186,000 and $16.6 million at December 31, 2006 and 2005, respectively. We paid $15.7 million of the federal and state income taxes during 2006. The 2005 assumption of these liabilities is considered a non-cash transaction for the purposes of the statement of cash flows.

16.	Independent Investigation

In 2006, the Audit Committee of our Board of Trustees commenced an internal review following:

(i) the filing of federal criminal fraud and corruption charges, which charges arose from activities that were unrelated to Republic Property Trust or any of its affiliates, against Raymond Liberti, a city commissioner in West Palm Beach, Florida, or the City and his subsequent resignation as a commissioner of the City;

(ii) the City’s mayor’s public statements that Republic Properties Corporation, a private corporation wholly-owned by Richard L. Kramer and Steven A. Grigg, had executed a consulting agreement with Raymond Liberti;

(iii) our learning that Republic Property Trust may have benefited from certain votes cast by Mr. Liberti while he was a paid consultant of Republic Properties Corporation;

(iv) certain discussions with the City’s representatives relating to the PSA, the agreement under which we were providing fee-based development services to the City to design, develop and construct the City Center at West Palm Beach, or the Project; and

(v) our understanding that a Florida state grand jury is reviewing the City’s procurement process.

Following the internal review, the Audit Committee retained independent counsel to conduct an independent investigation into these issues. The scope of the independent investigation was to investigate the dealings between Republic Property Trust, any related persons or entities, and Mr. Liberti, and any other matters relating to possible violations of law, contract and governance or ethical standards related thereto. Further, due to the City’s purported termination of the PSA in May 2006, we entered into discussions with the City to pursue an assignment and mutual release.

On October 19, 2006, Republic WPB LLC, entered into an assignment agreement with mutual releases, or the Assignment Agreement, with the CRA. Under the terms of the Assignment Agreement, the PSA has been terminated. Among other things, pursuant to the terms of the Assignment Agreement:

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

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

On October 31, 2006, the Audit Committee received the final report of independent counsel. The Audit Committee’s investigation uncovered no wrongdoing or impropriety on the part of Republic Property Trust. Notwithstanding the independent counsel’s determination that Republic Property Trust did not commit any wrongdoing, counsel to the Audit Committee noted certain concerns with respect to the conduct of (i) Mr. Grigg and Republic Properties Corporation in West Palm Beach and (ii) Messrs. Richard Kramer and Grigg in connection with the internal investigation. In responding to various recommendations made by the Audit Committee’s independent counsel, the Audit, Compensation and Corporate Governance Committees recommended the following actions: (i) the termination for Cause (as that term is defined in Mr. Grigg’s employment agreement) of Mr. Grigg as our President and Chief Development Officer, (ii) requesting the voluntary resignation of Mr. Grigg as Vice Chairman of our Board, and if he does not resign, to remove him as Vice Chairman, (iii) that Mr. Richard Kramer respond to the counsel’s report, (iv) the voluntary cooperation with the Department of Justice in its ongoing investigation of public corruption in West Palm Beach, (v) amending our Code of Business Conduct and Ethics to clarify the prohibition of giving things of value to government officials and (vi) that we implement a schedule of ethics and compliance training for all employees. On February 28, 2007, the Board removed Mr. Grigg as Vice Chairman of the Board. Mr. Grigg remains a trustee. The Audit and Corporate Governance Committees continue to consider certain recommendations. We continue to consider various options regarding Mr. Richard Kramer’s position on our Board and Messrs. Richard Kramer’s and Grigg’s membership on our Board. While our Board has the power to remove and/or replace Mr. Richard Kramer as Chairman of our Board (with or without cause), under our Declaration of Trust and Maryland law only our shareholders have the right to remove members of our Board of Trustees.

Counsel to Messrs. Richard Kramer and Grigg, in separate communications, have asserted that the report of independent counsel to the Audit Committee contains inaccurate or misleading statements. We believe these assertions are without merit.

Mr. Richard Kramer has requested advancement for approximately $224,000 of legal fees incurred by him through January 2007, purportedly in connection with the independent counsel’s investigation into the Company’s involvement in West Palm Beach. There is a dispute regarding this advancement. On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for these legal fees, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously. We have not advanced any monies to Mr. Kramer, and no accrual for Mr. Kramer’s legal fees has been recorded in the financial statements for the year ended December 31, 2006.

As previously disclosed, we have entered into agreements with related parties that grant us options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer or Grigg

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.

Counsel to Mr. Richard Kramer and Mr. Grigg have also threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including the actions taken in connection with the independent investigation, which litigation may (i) delay and, if adversely determined, prevent Republic Property Trust’s exercise of its options to purchase the three properties or (ii) have a negative impact on our cash flows and operating results. We believe that the legal and factual basis for any such claims are without merit and do not believe that any actions to date affect our ability to enforce any of our related party agreements, including, but not limited to, the option agreements. We cannot guarantee that other risks (including, but not limited to, the risk of future litigation or the risk that one or more of the option properties is not ultimately developed or leased to the appropriate level) may not jeopardize our ability to acquire the option properties or enforce our related party agreements.

17.	Commitments and Contingencies

Legal Matters

On November 17, 2006, the Company disclosed in a Form 8-K that Mr. Grigg notified us that he was terminating his employment as our President and Chief Development Officer, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. We disagree with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, we believe that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due, and we have not remitted any such payments, to Mr. Grigg under the terms of his employment agreement.

On December 22, 2006, Mr. Grigg filed a lawsuit against us in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) we have breached his employment agreement, (ii) we have breached our duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and us is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement.

In response to this lawsuit, on January 11, 2007, we filed an answer denying the thrust of Mr. Grigg’s allegations and asserting defenses to all of his claims. Additionally, we asserted counterclaims for money damages against Mr. Grigg. In our counterclaims, we assert, among other things, claims against Mr. Grigg for fraud, breach of his fiduciary duties to Republic and breach of his employment agreement with the Company. We seek, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. Mr. Grigg believes the Trust’s counterclaim is without merit and has moved to dismiss and strike our counterclaims. We have served discovery demands on Mr. Grigg, which Mr. Grigg has moved to stay pending a decision on his motions. Finally, Mr. Grigg has served discovery demands on us, which we must respond to by March 23, 2007, unless an extension is agreed

Republic Property Trust (The Company) and
RKB Washington Property Fund I L.P. (The Predecessor)

Notes to Consolidated Financial Statements — (Continued)

to among the parties. The initial judicial conference with respect to this matter is scheduled for March 30, 2007. We believe that the lawsuit is without merit and intend to defend the action vigorously.

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously.

The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.

18.	Subsequent Events

On January 12, 2007, the Company’s Board of Trustees announced that it declared a quarterly cash distribution of $0.125 per common share for the period from October 1, 2006 to December 31, 2006. The distribution was paid on February 15, 2007 to shareholders of record on January 31, 2007.

On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the development and construction costs will total approximately $32 million, excluding loan interest and (ii) development and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story Class A office building consisting of approximately 171,000 net rentable square feet. We have not completed the purchase price allocation in connection with this recent acquisition.

On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed.

Under its terms, the loan (i) matures on February 16, 2010, subject to a one-year extension option, (ii) bears interest at a variable rate depending on the percentage of net rentable area subject to qualified leases (the minimum rate is equal to LIBOR plus 1.25%; the maximum rate is LIBOR plus 1.65%), (iii) requires monthly installments of interest only up to and including the maturity date, at which time, we must pay the outstanding principal balance, all accrued and unpaid interest and any other amounts due under the loan and (iv) may be prepaid, in whole or in part, without prepayment penalty.

On February 28, 2007, we entered into a 10-year lease with XO Communications, LLC at our Presidents Park property for 105,000 square feet. XO Communications is a facilities-based telecommunications services provider that delivers an array of telecommunications services to the telecommunications provider, business and government markets. The lease provides for an initial rental rate of $26 per square foot commencing on December 1, 2007, and tenant improvements of $70 per square foot. After the first year, the lease provides for annual fixed rent increases in addition to payment of any increases in operating expenses.

19.	Selected Quarterly Financial Data (unaudited)

Our summarized results of operations by quarter for 2006 and 2005 were as follows:

(Dollars in thousands)	Three Months Ended,
2006	December 31(a)	September 30	June 30	March 31

Revenues	$17,088	$16,376	$17,801	$14,687
(Loss) income before minority interest	$(3,554)	$(1,829)	$(202)	$69
Net (loss) income	$(3,126)	$(1,609)	$(178)	$61
(Loss) earnings per share	$(0.12)	$(0.06)	$(0.01)	$0.00

(a)	The following are significant expenses incurred during the three months ended December 31, 2006:

(1)	Write-off of management and development agreements totaling $793,000 as a result of the impairment of certain agreements.

(Dollars in thousands)	Three Months Ended,
2005	December 31(a)	September 30	June 30	March 31

Revenues	$9,204	$8,900	$8,819	$8,691
Loss before minority interest	$(16,050)	$(1,964)	$(1,789)	$(1,694)
Net loss	$(14,380)	$(1,964)	$(1,789)	$(1,694)

(a)	The following are significant expenses incurred during the three months ended December 31, 2005 as a result of the IPO:

(1)	Cash and stock awards to employees and directors totaling $5.7 million are included in general and administrative expenses.

(2)	Write-off of management agreements totaling $3.9 million.

(3)	Debt assumption costs totaling $1.2 million are included in interest expense.

(4)	Debt extinguishment costs totaling $2.1 million are included in interest expense.

Basic and diluted loss per common share for the period from December 20, 2005 through December 31, 2005 was a loss of $0.47. The Company had 100 common shares outstanding prior to the IPO on December 20, 2005.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized					Accumulated
				Subsequent to		Gross Carry Amount			Depreciation
(Dollars in thousands)		Initial Cost		Acquisition(1)		At December 31, 2006			at
			Building &		Building &		Building &		December 31,	Year Built/	Year
Name	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	2006	Renovated	Acquired

Commercial Properties
Corporate Pointe IV	$9,353	$1,932	$10,477	$—	$—	$1,932	$10,477	$12,409	$1,279	1998	2002
Pender Business Park	20,330	8,569	19,423	$—	699	8,569	20,122	28,691	3,650	2000	2002
Lakeside I and II	19,500	3,460	21,649	$—	818	3,460	22,467	25,927	2,588	1989/1999	2003
WillowWood I and II	46,400	11,000	55,723	$—	273	11,000	55,996	66,996	2,245	1988	2006
WillowWood III and IV	40,000	5,586	47,425	$—	(311)	5,586	47,114	52,700	5,581	1998	2003
Republic Park 1-7	66,000	8,114	52,497	$—	(1,057)	8,114	51,440	59,554	5,105	1998/1999	2004
Republic Park 8	34,000	7,500	41,782	$—	55	7,500	41,837	49,337	673	1999	2006
Corporate Oaks	6,472	1,924	8,192	$—	15	1,924	8,207	10,131	750	1986/1999	2004
										1999/2000/
Presidents Park	—	17,015	91,843	$—	3,849	17,015	95,692	112,707	6,780	2001	2004
Republic Building	103,079	37,000	127,677	$—	2,216	37,000	129,893	166,893	4,942	1992	2005
Corporate fixed assets	—	—	—	$—	42	—	42	42	42		2005

Grand Total	$345,134	$102,100	$476,688	$—	$6,599	$102,100	$483,287	$585,387	$33,635

(1)	Costs of disposals of property are reflected as a reduction to cost capitalized subsequent to acquisition.

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004:

(Dollars in thousands)	2006	2005	2004

Real Estate Assets
Balance, beginning of period	$468,090	$299,499	$118,869
Additions — property acquisitions	116,005	164,677	179,584
— improvements*	5,225	3,914	1,046
Disposals	(3,933)	—	—

Balance, end of period	$585,387	$468,090	$299,499

Accumulated Depreciation
Balance, beginning of period	$19,486	$9,663	$3,209
Additions — depreciation	18,082	9,823	6,454
Disposals	(3,933)	—	—

Balance, end of period	$33,635	$19,486	$9,663

*	Includes non-cash accruals for capital items.

The unaudited aggregate cost of real estate assets for federal tax purposes as of December 31, 2006 was $649.1 million.

Depreciation of real estate assets reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	5-20 years
Tenant improvements	Shorter of useful life or related tenant lease
Tenant origination costs	Life of respective lease

Item 9.	Changes and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

We completed our initial public offering in December 2005. In connection with being a public company, we have completed the process of reviewing our policies and procedures on internal control over financial reporting with consideration of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, for the year ended December 31, 2006. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act since September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to our Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

The response to this portion of Item 15 is submitted under Item 8 of this Annual Report on Form 10-K.

EXHIBITS

Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of Republic Property Trust(6)
3.2	First Amended and Restated Bylaws of Republic Property Trust(6)
4.1	Form of Common Share Certificate(3)
10.1	First Amended and Restated Agreement of Limited Partnership of Republic Property Limited Partnership(6)
10.2	Agreement and Plan of Merger, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and RKB Holding L.P.(3)
10.3	Contribution Agreement, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(2)
10.4	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(6)
10.5	Contribution Agreement, dated as of September 23, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(2)
10.6	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(6)
10.7	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(2)
10.8	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of December 20, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(6)
10.9	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Republic Property Limited Partnership and 660 North Capitol Street Property LLC (Republic Square II)(2)
10.10	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(2)
10.11	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(3)

Exhibit

10.12	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(2)
10.13	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(3)
10.14	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(2)
10.15	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(3)
10.16	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals IV)(2)
10.17	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals V)(2)
10.18	Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation, Republic Property Limited Partnership and the other parties named therein(2)
10.19	Development Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (City Center Project)(2)
10.20	Option Agreement, dated as of November 28, 2005, by and between Parcel 47D LLC and Republic Property Limited Partnership(3)
10.21	Option Agreement, dated as of November 28, 2005, by and among 25 Massachusetts Avenue Property LLC, 660 North Capitol Street Property LLC and Republic Property Limited Partnership(3)
10.22	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Mark R. Keller(6)#
10.23	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.24	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.25	Amended and Restated Employment Agreement, dated as of November 23, 2005, by and between Republic Property Trust and Michael J. Green(3)#
10.26	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.27	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Richard L. Kramer(6)#
10.28	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.29	Amended and Restated Non-competition Agreement, dated as of November 23, 2005, by and between Michael J. Green and Republic Property Trust(3)#
10.30	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Republic Properties Corporation(6)
10.31	Republic Property Trust 2005 Omnibus Long-Term Incentive Plan, effective as of December 13, 2005(6)#
10.32	Services Agreement, dated as of November 29, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership(3)
10.33	Republic Property Trust Trustees Deferred Compensation Plan, effective as of December 14, 2005(6)#
10.34	Form of Restricted Share Agreement(3)#
10.35	Republic Property Trust Trustees Compensation Policy, effective as of December 14, 2005(6)#

Exhibit

10.36	Republic Property Limited Partnership Senior Secured Revolving Credit Facility Commitment Letter, dated as of March 3, 2006, by and among KeyBank National Association and KeyBank Capital Markets(9)
10.37	Commitment Letter, dated as of October 28, 2005, by and among RKB Washington Property Fund I L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(5)
10.38	Amendment to Commitment Letter, dated as of December 13, 2005, by and among RKB Washington Property Fund I, L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(6)
10.39	Fixed Rate Note, dated September 23, 2002, made by RKB Pender LLC and payable to JPMorgan Chase Bank(6)
10.40	Deed of Trust and Security Agreement, dated September 23, 2002, made by RKB Pender for the benefit of JPMorgan Chase Bank(6)
10.41	Deed of Trust Note, dated June 13, 2003, made by RKB WillowWood LLC and payable to Archon Financial, L.P.(6)
10.42	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, June 13, 2003, made by RKB WillowWood LLC for the benefit of Archon Financial, L.P.(6)
10.43	Deed of Trust Note, dated May 13, 2003, made by RKB Lakeside LLC and payable to Archon Financial, L.P.(6)
10.44	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, May 13, 2003, made by RKB Lakeside LLC for the benefit of Archon Financial, L.P.(6)
10.45	Deed of Trust Note, dated June 15, 2005, made by RPT 1425 New York Avenue LLC and payable to Archon Financial, L.P.(6)
10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 15, 2005, made by RPT 1425 New York Avenue LLC for the benefit of Archon Financial, L.P.(6)
10.47	Loan Agreement, dated as of December 29, 2004, by and among Archon Financial, L.P., Presidents Park I LLC, Presidents Park II LLC and Presidents Park III LLC(6)
10.48	Amendment to Loan Agreement, dated as of December 20, 2005, by and among Goldman Sachs Mortgage Company, Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Republic Property Limited Partnership(6)
10.49	Letter Agreement, effective as of March 13, 2006, by and among Parcel 47D LLC, Portals Interests LLC and Republic Property TRS, LLC(7)
10.50	Purchase and Sale Agreement and Escrow Instructions by and between SMII Fairfax LLC and Republic Property Limited Partnership, dated as of March 22, 2006(8)
10.51	Professional Services Agreement, effective as of October 26, 2004, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.52	Amendment No. 1 to Professional Services Agreement, effective as of March 28, 2005, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.53	Amendment No. 2 to Professional Services Agreement, effective as of March 29, 2006, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.54	Amendment to Republic Property Trust Non-Employee Trustees Compensation Policy, effective as of January 1, 2006(10)#
10.55	Senior Secured Revolving Credit Agreement, dated as of May 1, 2006, by and among Republic Property Limited Partnership, as borrower, and Republic Property Trust, as guarantor, and KeyBank National Association, and other lenders which are parties to the Agreement, and KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager(10)
10.56	Loan Agreement between RPB WillowWood I, LLC and RPB WillowWood II, LLC and Lehman Brothers Bank, FSB, dated May 24, 2006(11)
10.57	Purchase and Sale Agreement between Dulles Park Tech LLC, as seller, and Republic Property Limited Partnership, as purchaser, for the property located at Dulles Park Technology Center, Fairfax County, Virginia, dated July 31, 2006(11)
10.58	First Amendment to Senior Secured Revolving Credit Agreement, dated September 27, 2006(12)
10.59	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for Republic Park LLC, dated September 29, 2006(12)
10.60	Promissory Note between KeyBank National Association and Republic Park LLC, dated September 29, 2006(12)

Exhibit

10.61	Purchase and Sale Agreement between 1129 20th Street NY Owner LLC, as seller, and Republic 20th Street LLC, a wholly owned subsidiary of Republic Property Limited Partnership, as purchaser, for the property located at 1129 20th Street, N.W., Washington, D.C., dated January 18, 2007(13)
10.62	Construction Loan Agreement for a loan in the amount of $74,000,000 made by and between Republic 20th Street LLC and KeyBank N.A. and KeyBanc Capital Markets, dated as of February 16, 2007*
10.63	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Republic 20th Street LLC for the benefit of KeyBank N.A., dated as of February 16, 2007*
10.64	Guaranty of Republic Property Limited Partnership and Republic Property Trust for the benefit of KeyBank N.A., dated as of February 16, 2007*
14.1	Code of Business Conduct and Ethics, modified as of February 28, 2007(14)
21.1	List of Subsidiaries of Republic Property Trust*
23.1	Consent of Ernst & Young LLP*
31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated March 14, 2007*
31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated March 14, 2007*
32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and Chief Financial Officer, respectively, dated March 14, 2007*

1)	Previously filed with the Form S-11 filed by the Registrant on September 26, 2005.

2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on October 31, 2005.

3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on November 29, 2005.

4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on December 12, 2005.

5)	Previously filed with Amendment No. 5 to the Form S-11 filed by the Registrant on December 14, 2005.

6)	Previously filed with the Form 8-K filed by the Registrant on December 22, 2005.

7)	Previously filed with the Form 8-K filed by the Registrant on March 17, 2006.

8)	Previously filed with the Form 8-K filed by the Registrant on March 24, 2006.

9)	Previously filed with the Form 10-K for the year ended December 31, 2006, filed by the Registrant on March 28, 2006.

10)	Previously filed with the Form 10-Q for the quarter ended March 31, 2006, filed by the Registrant on May 12, 2006.

11)	Previously filed with the Form 10-Q for the quarter ended June 30, 2006, filed by the Registrant on August 10, 2006.

12)	Previously filed with the Form 10-Q for the quarter ended September 30, 2006, filed by the Registrant on November 7, 2006.

13)	Previously filed with the Form 8-K filed by the Registrant on January 24, 2007.

14)	Previously filed with the Form 8-K filed by the Registrant on March 6, 2007.

*	Filed herewith.

#	Represents a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC PROPERTY TRUST

By:	/s/ Mark R. Keller
Mark R. Keller
Chief Executive Officer
March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2007	/s/ Mark R. Keller Mark R. Keller Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 14, 2007	/s/ Michael J. Green Michael J. Green Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	Richard L. Kramer Chairman of the Board of Trustees

Date: March 14, 2007	/s/ John S. Chalsty John S. Chalsty Trustee

Date:	Steven A. Grigg Trustee

Date: March 14, 2007	/s/ Ronald J. Kramer Ronald J. Kramer Trustee

Date: March 14, 2007	/s/ Gregory H. Leisch Gregory H. Leisch Trustee

Date: March 14, 2007	/s/ Ronald D. Paul Ronald D. Paul Trustee