Form 10-K/A
period 2006-12-31
Republic Property Trust
filed 2007-04-30
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

None.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various matters discussed in this Form 10-K/A contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 14, 2007 (the “Original Filing”), to include previously omitted information in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference Items 10, 11, 12, 13 and 14 under Part III from a definitive proxy statement prepared in connection with the election of directors. We are including this information in this Form 10-K/A because we will not file our definitive proxy statement within 120 days after the end of our 2006 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

Additionally, pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, we have amended Item 15 of Part IV of the Original Filing to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the amended information discussed above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Trustee Biographies

Set forth below are descriptions of the backgrounds, principal occupations, age and other information of each of our trustees as of April 30, 2007.

Name	Age	Current Position with Republic Property Trust

Richard L. Kramer	58	Chairman of the Board of Trustees
Mark R. Keller	55	Trustee and Chief Executive Officer
John S. Chalsty	73	Trustee
Steven A. Grigg	58	Trustee
Ronald J. Kramer	48	Trustee
Gregory H. Leisch	60	Trustee
Ronald D. Paul	51	Trustee

Richard L. Kramer, a founder of our company, has served as our Chairman of the Board since our inception in July 2005. Since 1987, Mr. Kramer has been the principal owner and the Chairman of Republic Properties Corporation (f/k/a Western Urban Development Corporation), a real estate development, redevelopment and management company operated by him and Mr. Grigg. Mr. Kramer has over 30 years of experience in the acquisition, development and management of over $4 billion in real estate projects throughout the country and the strategic management and ownership of various private investment companies. Mr. Kramer has been involved in the development or re-development of a wide range of commercial properties in the Washington, D.C. metropolitan area with an aggregate market value in excess of $1 billion. Representative developments include, (i) Georgetown Park, an historic Victorian shopping mall with 128 residential units; (ii) Washington Harbour, a 441,000 square foot mixed-use development including office space, retail shops and restaurants, and 36 luxury condominiums located on the Potomac River in Georgetown; (iii) the United States Postal Service General Mail Facility, a 660,000 square foot postal facility located in Washington, D.C.; (iv) Market Square, a 686,000 square foot office and retail space mixed-use development that includes 220 condominium residences in Washington, D.C.; (v) The Portals, which upon completion will contain over 2.5 million square feet of Class A office space and 100,000 square feet of retail and restaurant space; and (vi) Republic Square, which upon completion will contain 587,000 square feet of Class A office space in a two-building complex; among many other projects around the United States. From 1973 to 1994, Mr. Kramer was co-owner, Executive Vice President and Vice Chairman of Western Development Corporation, or WDC, a real estate development company. WDC was the developer of several specialty shopping center projects with an aggregate market value in excess of $1 billion, including Potomac Mills in Northern Virginia; Franklin Mills in Philadelphia, Pennsylvania; Sawgrass Mills in Fort Lauderdale, Florida; and Gurnee Mills in Chicago, Illinois. Mr. Kramer was the Managing Co-General Partner with respect to these projects, which aggregated over 7 million square feet of development. Mr. Kramer’s professional affiliations have included being a member of the New York Administrative Committee for Fleet Bank (Bank of America), Director in Young Audiences of America, Council Member of the Woodrow Wilson International Center for Scholars and the Board of The Institute of Classical Architecture, among many other charitable, civic, cultural and social organizations.

Mark R. Keller, a founder of our company, has served as our Chief Executive Officer and as one of our trustees since our inception in July 2005. From September 2000 through the closing of our IPO, he was a Managing Director of Republic Properties Corporation. Since 1975, Mr. Keller has been involved in the investment, finance, development, leasing and management of major commercial real estate throughout the United States. Mr. Keller holds a Master of Science degree in Real Estate and Urban Development from American University and a Bachelor of Science degree from George Mason University, where he majored in Business and Finance, and has also completed coursework through the American Institute of Real Estate Appraisal. Mr. Keller holds Real Estate Broker Licenses in Virginia and the District of Columbia, where he has received numerous awards and is an honorary Life Member of the Greater Washington Realtors Association.

John S. Chalsty has served on our Board since the completion of our IPO in December 2005. He has served as Chairman of Muirfield Capital Management since 2002. Mr. Chalsty was formerly the Chairman of the Board and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., where he had served in various positions since 1969. Prior to joining Donaldson, Lufkin & Jenrette, Inc., Mr. Chalsty worked for Standard Oil of New Jersey (Exxon) for 12 years in the United States and Europe, in various capacities including Assistant General Manager of the company’s worldwide supply and transportation operations. Mr. Chalsty is a member of the Board of Directors of Occidental Petroleum Corporation and Metromedia International Group, Inc. Mr. Chalsty served as Vice Chairman of The New York Stock Exchange from 1990 to 1994 and as a Director of The New York Stock Exchange from 1988 to 1994. He is a member and past President and Director of the New York Society of Security Analysts and a member and past Director of the Financial Analysts Federation. He currently serves as Chairman of The Teagle Foundation, Chairman of New York City’s Economic Development Corporation, a member of the Board of Directors and President of Lincoln Center Theater, Vice Chairman of the Business Committee of the Metropolitan Museum of Art and an emeritus member of the Board of Trustees of Columbia University. Mr. Chalsty holds a BSc in Chemistry and Physics, a BSc with Honors in Chemistry and a MSc from the University of Witwatersrand in Johannesburg, South Africa, as well as a Master of Business Administration (High Distinction) from Harvard Business School, where he was also a Baker Scholar.

Steven A. Grigg, a founder of our company, served as our President and Chief Development Officer from July 2005 to November 2006, and as Vice Chairman of our Board from July 2005 to February 2007. From 1987 until February 2006, he served as the Chief Executive Officer and President of Republic Properties Corporation. He was reelected as President of Republic Properties Corporation in November 2006. Since 1972, Mr. Grigg has been involved in the planning, construction, and development of a wide range of commercial properties, including the United States Postal Service General Mail Facility, Washington Harbour, The Portals and Republic Square, all commercial properties located in the Washington, D.C. metropolitan area. Mr. Grigg holds Bachelor’s and Master’s degrees in Architecture from the University of Illinois. He is a licensed and registered architect in the District of Columbia, Maryland, Virginia, Florida, New York and Minnesota. Mr. Grigg is a past President of the District of Columbia Building Industry Association and a former Chairman of the Washington Metropolitan Builders’ Council.

Ronald J. Kramer was appointed to our Board on January 13, 2006. Since 2002, Mr. Kramer has served as President and as a Director of Wynn Resorts, Limited, a publicly-traded casino resort developer. From 1999 until 2001, Mr. Kramer was a Managing Director of Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor, Wasserstein Perella & Co. Mr. Kramer is also a member of the Boards of Directors of Monster Worldwide, Inc., an internet recruitment company, and Griffon Corporation, a manufacturing company. Mr. Kramer holds a Bachelor of Science degree from the Wharton School of the University of Pennsylvania and a Master of Business Administration from New York University.

Gregory H. Leisch has served on our Board since the completion of our IPO in December 2005. Mr. Leisch has been active in the real estate business since 1970 as a consultant and advisor. Since 1980, he has served as Chief Executive of Delta Associates, a Washington, D.C.-based real estate appraisal and consulting company that he founded. Prior to founding Delta Associates, Mr. Leisch was Senior Vice President of Gladstone Associates, which merged with and into GA/Partners/Arthur Andersen, where he started the firm’s appraisal practice. He also serves as a university lecturer on matters of urban planning and development economics and has published books and articles on real estate development issues and environmental impairment. Mr. Leisch is a member of the Urban Land Institute, the National Council of Real Estate Investment Fiduciaries and the Research Committee of the Real Estate Round Table. Mr. Leisch holds a Bachelor of Arts and a Master of Science in Urban Planning from the University of Wisconsin. In 1990, he was designated a Counselor of Real Estate (CRE) by the American Society of Real Estate Counselors.

Ronald D. Paul has served on our Board since the completion of our IPO in December 2005. He has served as Vice Chairman of the Board of Directors, President and Treasurer of Eagle Bancorp, Inc., a publicly-traded company, and as Chairman of the Board of Directors of its subsidiary, EagleBank, since the organization of Eagle Bancorp, Inc. in 1997. Mr. Paul is the President of Ronald D. Paul Companies and of RDP Management, Inc., both of which are engaged in the business of real estate development and management activities. Mr. Paul is also Chairman of Bethesda Investments, Inc., a private venture capital fund. He was a director of Allegiance Bancorp from 1990 until 1997, and a director of Allegiance Banc Corporation from 1990 until its acquisition by F&M in 1996, including serving as Vice Chairman of the Board of Directors from 1995 until 1996. Mr. Paul is active in charitable organizations, including serving as Vice Chairman of the Board of Directors of the National Kidney Foundation from 1996 to 1997 and as its Chairman from 2002 until 2003. He is also on the Board of Trustees of the University of Maryland. Mr. Paul holds a Bachelor of Science degree (with an emphasis in accounting) from the University of Maryland.

Corporate Governance Information

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our shareholders well and maintaining our integrity in the marketplace. Accordingly, our Board has adopted and maintains:

•	Corporate Governance Guidelines;

•	A Code of Business Conduct and Ethics;

•	A Code of Ethics for Principal Executive Officer and Senior Financial Officers;

•	A Charter of the Audit Committee;

•	A Charter of the Compensation Committee; and

•	A Charter of the Corporate Governance and Nominating Committee.

From time to time, we may revise the abovementioned corporate governance guidelines, codes and charters in response to changing regulatory requirements, evolving best practices and the concerns of our shareholders and other constituents. Please visit our website at www.rpbtrust.com to view or obtain a copy of the current version of any of these documents. We will provide any of the abovementioned documents, free of charge, to any shareholder who sends a written request to:

Republic Property Trust
Attn: Investor Relations
13861 Sunrise Valley Drive, Suite 410
Herndon, VA 20171.

Trustee Independence

Our Corporate Governance Guidelines and the NYSE listing standards require us to have (i) a majority of independent Board members and (ii) a Corporate Governance and Nominating Committee, Compensation Committee and an Audit Committee, each committee comprised solely of independent trustees. For a trustee to qualify as independent, (i) the Board must affirmatively determine that the trustee has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with such company), and (ii) the trustee cannot fall within one of the following bright-line categories that would disqualify the trustee as independent under the NYSE listing standards:

•	a trustee who is an employee, or whose immediate family member is an executive officer, of ours unless such employment relationship occurred more than three years ago;

•	a trustee who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from us, other than trustee and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	a trustee who is, or whose immediate family member is, a current partner of a firm that is our internal or external auditor;

•	a trustee who is a current employee of a firm that is our internal or external auditor;

•	a trustee who has an immediate family member who is a current employee of a firm that is our internal or external auditor and who participates in such firm’s audit, assurance or tax compliance (but not tax planning) practice;

•	a trustee who was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of a firm that is our internal or external auditor and personally worked on our audit within that time;

•	a trustee who is employed, or whose immediate family member is employed, as an executive officer of another company where any of our current executive officers at the same time serve or served on the other company’s compensation committee unless such service or employment relationship occurred more than three years ago; and

•	a trustee who is an executive officer or an employee, or whose immediate family member is an executive officer, of another company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

Members of the Audit Committee must also satisfy a separate Securities and Exchange Commission independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their trustees’ compensation.

To adequately assess and ensure that (i) at least a majority of our trustees qualify as independent and (ii) each of the Board committees is comprised of solely independent trustees, the Board undertakes an annual review of the independence of all trustees. In determining independence, our Board considers all facts and circumstances. In assessing the materiality of a trustee’s relationship with our company, the Board considers the issues from the trustee’s standpoint and from the perspective of the persons or organization with which the trustee has an affiliation. The Board reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

Our Board has evaluated the status of each trustee and has affirmatively determined, after considering the relevant facts and circumstances, that each of Messrs. Chalsty, Leisch, Paul and Mr. Ronald J. Kramer is independent, as defined in the NYSE’s listing standards and the Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and that none of these trustees have a material relationship with us.

Executive Sessions of Non-Management and Independent Trustees

Pursuant to our Corporate Governance Guidelines and the NYSE listing standards, in order to promote open discussion among non-management and independent trustees, our Board devotes a portion of each regularly scheduled board meeting to sessions of non-management and independent trustees without management participation. Our non-management trustees are Messrs. Chalsty, Leisch, Paul, Grigg (as of November 13, 2006), Richard L. Kramer and Ronald J. Kramer. Our Corporate Governance Guidelines further provide that since the group of non-management trustees includes two trustees who are not independent, as defined in the NYSE listing standards (i.e., Messrs. Richard L. Kramer and Grigg), at least one such session of non-management trustees including only our independent trustees will be convened per year. Richard L. Kramer presided over the non-management trustee executive sessions; Mr. Paul presided over the independent trustee executive sessions.

Communications with the Board

Shareholders and other interested parties may communicate with the Board by contacting the non-management trustees by sending written correspondence to the “Non-Management Trustees” c/o Secretary of Republic Property Trust, 13861 Sunrise Valley Drive, Suite 410, Herndon, Virginia 20171. The Secretary will forward all such correspondence to the non-management trustee then presiding over the executive sessions of the non-management trustees. The applicable non-management trustee will decide what action should be taken with respect to the communication, including whether such communication should be reported to the full Board.

Criteria for Board Membership

In addition to the NYSE listing standard’s qualifications, the Board has adopted the Corporate Governance and Nominating Committee’s Policy Regarding Qualification and Nomination of Trustee Candidates to be used for considering potential trustee candidates to continue to ensure that our Board consists of a diversified group of qualified individuals that function effectively as a group. The policy provides that qualifications and credentials for consideration as a trustee nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board; however, at a minimum, candidates for trustee must possess

•	high integrity;

•	an ability to exercise sound judgment;

•	an ability to make independent analytical inquiries; and

•	a reputation, both personal and professional, consistent with the image and reputation of the company.

The Board also recognizes that it is important that each trustee have the requisite time to devote to the oversight of our business. Accordingly, trustees should not serve on more than four other public company boards, and members of our Audit Committee should not serve on more than two other public company audit committees. Additionally, unless approved by a majority of the disinterested trustees, no trustee can serve as a director or employee of, or personally provide consulting, legal, advisory or other services directly to, any of our competitors.

In addition to the aforementioned qualifications, the Corporate Governance and Nominating Committee also believes that there are other qualities and skills that, while not a prerequisite for nomination, should be considered when recommending a particular person. These factors include:

•	whether the person possesses specific real estate expertise and familiarity with general issues affecting our business;

•	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the SEC;

•	whether the person would qualify as an “independent” trustee under the NYSE listing standards and our Corporate Governance Guidelines;

•	the importance of continuity of the existing composition of the Board; and

•	the importance of a diversified Board membership, in terms of both the individuals involved and their various experiences and areas of expertise.

The Corporate Governance and Nominating Committee will seek to identify trustee candidates based on input provided by a number of sources, including (a) Corporate Governance and Nominating Committee members, (b) other members of the Board, (c) executive officers and (d) our shareholders. The Corporate Governance and Nominating Committee also has the authority to consult with or retain advisors or search firms to assist in identifying qualified trustee candidates; however, to date we have not employed a search firm, or paid a fee to any other third party, to locate any of our qualified trustee nominees.

As part of the identification process, the Corporate Governance and Nominating Committee considers the number of expected trustee vacancies and whether existing trustees have indicated a willingness to continue to serve as trustees if re-nominated. Once a trustee candidate has been identified, the Corporate Governance and Nominating Committee will then evaluate this candidate in light of his or her qualifications and credentials, and any additional factors that it deems necessary or appropriate. Existing trustees who are being considered for re-nomination will be re-evaluated as part of the Corporate Governance and Nominating Committee’s process of recommending trustee candidates. The Corporate Governance and Nominating Committee will consider all persons recommended by shareholders in the same manner as all other trustee candidates provided that such recommendations are submitted in accordance with the procedures set forth in our bylaws and summarized below under “— Corporate Governance Information — Shareholder Recommendations of Trustee Nominees”.

After completing the identification and evaluation process described above, the Corporate Governance and Nominating Committee will recommend to the Board the nomination of a number of candidates equal to the number of trustee vacancies that will exist at the annual meeting of shareholders. The Board will then select the Board’s trustee nominees for shareholders to consider and vote upon at the shareholders’ meeting.

Shareholder Recommendations of Trustee Nominees

For nominations for election to the Board or other business to be properly brought before an annual meeting by a shareholder, the shareholder must comply with the advance notice provisions and other requirements of Article II, Section 12 of our bylaws. These notice provisions require that nominations for trustees must be received no more than 120 days and no less than 90 days before the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting. In the event that the date of the mailing of the notice for the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the mailing of the notice for the preceding year’s annual meeting, to be timely filed, the shareholder notice must be delivered no earlier than the close of business on the 120th day prior to the date of mailing of the notice for such annual meeting and no later than the close of business on the later of the 90th day prior to the date of mailing of the notice for such annual meeting or the 10th day following the day on which public announcement of the date of mailing of the notice for such meeting is first made by us. The shareholder’s notice must set forth:

•	as to each person whom the shareholder proposes to nominate for election or reelection as a trustee (1) the name, age, business address and residence address of such person, (2) the class and number of shares of beneficial interest of Republic Property Trust that are beneficially owned or owned of record by such person and (3) all other information relating to such person that is required to be disclosed in solicitations of proxies for election of trustees in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a trustee if elected);

•	as to any other business that the shareholder proposes to bring before the meeting, a description in reasonable detail of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder (including any anticipated benefit to the shareholder therefrom) and of each beneficial owner, if any, on whose behalf the proposal is made; and

•	as to the shareholder giving the notice and each beneficial owner, if any, on whose behalf the nomination or proposal is made, (1) the name and address of such shareholder, as they appear on our share ledger and current name and address, if different, of such beneficial owner, and (2) the class and number of shares of each class of beneficial interest of Republic Property Trust that are owned beneficially and of record by such shareholder and owned beneficially by such beneficial owner.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to our trustees, executive officers and all our employees, and a Code of Ethics for Principal Executive Officer and Senior Financial Officers. These codes are intended to:

•	guide all our employees, officers and trustees on areas of ethical and legal risk;

•	help our employees, officers and trustees recognize and deal with ethical and legal issues;

•	provide mechanisms to report unethical conduct; and

•	foster a culture of honesty and accountability.

These codes of ethics cover all areas of professional conduct, including discrimination and harassment, insider trading, conflicts of interest, the protection of confidential information, unfair or unethical use of corporate opportunities, political contributions, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

If we waive or amend any provision of either of these codes of ethics for any of our trustees, principal executive officer, principal financial officer or principal accounting officer, we will disclose such waiver or amendment on our website promptly following the date of such amendment or waiver.

In addition to these codes of ethics, our Audit Committee monitors a whistleblower reporting procedure that enables it to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. The procedures in place permit our employees to confidentially and anonymously submit their concerns regarding questionable accounting or auditing matters directly to the Audit Committee. Upon receiving a concern or complaint pursuant to these procedures, the Audit Committee chair will

•	either call a meeting of the Audit Committee or add the complaint to the agenda for discussion at the next regularly scheduled Audit Committee meeting, depending upon the apparent urgency of the matter;

•	review the complaint to determine whether the complaint raises a material concern;

•	investigate or have a designee investigate each concern or complaint; and

•	review the results of the investigation and communicate the findings and recommendations to the full Board.

Conflicts between REIT Management and General Partner of Operating Partnership

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our trustees and officers have duties to us and our shareholders under applicable Maryland law in connection with their oversight of the management of our company. At the same time, we have fiduciary duties, as a general partner, to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as a general partner to our Operating Partnership and its partners, may come into conflict with the duties of our trustees and officers to our company and our shareholders. The

Operating Partnership’s partnership agreement provides that, in the event of a conflict of interest between our shareholders and the limited partners of our Operating Partnership, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our shareholders or the limited partners or our Operating Partnership, and, if we, in our sole discretion as general partner of the Operating Partnership, determine that a conflict cannot be resolved in a manner not adverse to either our shareholders or the limited partners or our Operating Partnership, the conflict will be resolved in favor of our shareholders.

Trustee Proceedings that are Adverse to the Company

On November 17, 2006, the company disclosed in a Form 8-K that Mr. Grigg notified us that he was terminating his employment as its President and Chief Development Officer, purportedly for “good reason,” as such term is defined in his employment agreement, dated December 20, 2005. Mr. Grigg also asserted that, as a result of such termination, he was entitled to the severance payments provided for under the terms of the employment agreement. The cash portion of such severance payments could be valued at up to approximately $1.8 million. The company disagrees with Mr. Grigg that there is a basis for termination by Mr. Grigg for good reason; therefore, it believes that Mr. Grigg terminated his employment without good reason as of November 13, 2006, the date of his termination letter. Accordingly, we believe that no severance payments are due, and we have not remitted any such payments, to Mr. Grigg under the terms of his employment agreement.

On December 22, 2006, Mr. Grigg filed a lawsuit against the company in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) the company has breached his employment agreement, (ii) the company has breached our duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and the company is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his compliant. The company originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. On March 23, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss the company’s claims. The company subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the below described litigation pending in the United States District Court for the District of Columbia. The company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia superior Court litigation. The company seeks damages and other appropriate relief on these claims.

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against the company in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the previously-disclosed independent counsel’s investigation with respect to West Palm Beach matters, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss Mr. Richard Kramer’s lawsuit. On April 6, 2007, we filed a motion to transfer this case to the District Court of the District of Columbia in an effort to combine this litigation with the below described action we filed on March 28, 2007.

On March 28, 2007, the company and Republic Property Limited Partnership filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial.

The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.

The Board and Its Standing Committees

Board Meetings and Trustee Attendance

Pursuant to our Corporate Governance Guidelines:

•	There will be at least four regularly scheduled Board meetings in each calendar year;

•	Trustees are expected to attend, in person or by telephone, all Board meetings and meetings of committees on which they serve; and

•	All of our trustees are encouraged to attend our annual meetings of shareholders.

During 2006, our Board of Trustees held 8 meetings. Each of our trustees attended at least 75% of the meetings held during 2006 by our Board of Trustees and the Committees of which he was a member. Our 2006 Annual Shareholders’ Meeting was convened on June 14, 2006. Six of the seven trustees attended our 2006 Annual Shareholders’ Meeting.

Board Committees

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. All members of the committees described below are “independent” as discussed under “Board of Trustees and Corporate Governance — Corporate Governance Information — Trustee Independence”.

The table below provides membership information for each of the Board committees as of April 30, 2007:

Chairperson		Member	Financial Expert
	Audit	Compensation	Corporate Governance and
	Committee	Committee	Nominating Committee

John S. Chalsty*
Steven A. Grigg
Mark R. Keller
Richard L. Kramer
Ronald J. Kramer*
Gregory H. Leisch*
Ronald D. Paul*

*	signifies an independent member of the Board of Trustees

Audit Committee.  The Audit Committee held 16 meetings during 2006. The principal purpose of the Audit Committee is to:

•	serve as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements, our financial reporting processes and related internal control systems and the creation and performance, generally, of our internal audit function;

•	oversee the compliance of our internal audit function;

•	oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, who will report directly to the audit committee;

•	provide an open means of communication among our independent registered public accounting firm, accountants, financial and senior management, our internal auditor, our corporate compliance officer and our Board;

•	resolve any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;

•	pre-approve all audit, audit-related, tax and other services conducted by our independent accountants; and

•	prepare the audit committee report for inclusion in our proxy statement for our annual meeting.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm and is also responsible for reviewing with our independent registered public accounting firm any audit problems or difficulties they have encountered in the course of their audit. The Audit Committee is also charged with the tasks of reviewing our financial statements, any financial reporting issues and the adequacy of our internal control over financial reporting with management and our independent registered public accounting firm.

Our Audit Committee’s written charter requires that all members of the committee meet the independence, experience, financial literacy and expertise requirements of the NYSE, the Sarbanes-Oxley Act of 2002, the Exchange Act, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, as in effect from time to time. The Board has determined that all of the members of the Audit Committee meet the foregoing requirements, and that Ronald D. Paul, the chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee.  The Compensation Committee held 6 meetings during 2006. The principal purposes of the Compensation Committee are to:

•	determine the compensation of our executive officers and trustees;

•	review our executive compensation policies and plans;

•	administer and implement our equity incentive plan;

•	determine the number of shares underlying, and the terms of, restricted common share awards to be granted to our trustees, executive officers and other employees pursuant to these plans;

•	oversee and assist the company in preparing the Compensation Discussion and Analysis for inclusion in our proxy statement for our annual meeting;

•	provide a description of the processes and procedures for the consideration and determination of executive and trustee compensation for inclusion in our proxy statement for our annual meeting; and

•	prepare and submit a Compensation Committee Report for inclusion in our proxy statement for our annual meeting.

Our Compensation Committee’s written charter requires that all members of the committee meet the independence requirements of the NYSE, the Exchange Act, and applicable rules and regulations of the SEC, as in effect from time to time. The Board has determined that all of the members of the Compensation Committee meet the foregoing requirements.

Compensation decisions for each of our executive officers and trustees are made by the Compensation Committee. Base salaries for our Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer were established by senior management in 2005 in connection with the company’s IPO, and prior to the formation of the Compensation Committee. Under the terms of their employment agreements, the reduction of these base salaries will permit each executive officer to collect certain severance pay and benefits. See “Item 11. Executive Compensation — Employment Agreements.” With respect to the compensation of our other executive officers, our Compensation Committee solicits recommendations from our Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer regarding total compensation for all executive officers and reviews their recommendations. In 2006, our Compensation Committee retained FPL Associates Compensation, an outside compensation consulting firm, to provide relevant market data concerning the marketplace, our peer group and other compensation developments. See “Item 11. Executive Compensation — Compensation Discussion and Analysis.”

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee held 4 meetings during 2006. Pursuant to the Committee’s Charter, the principal purposes of the Corporate Governance and Nominating Committee are to:

•	identify individuals qualified to become members of our Board and recommend trustee candidates for election or re-election to our Board;

•	consider and make recommendations to our Board regarding board size and composition, committee composition and structure and procedures affecting trustees; and

•	monitor our corporate governance principles and practices.

In addition to the responsibilities set forth in the Charter, pursuant to our written policy entitled General Related Party Transaction Procedures, the Corporate Governance and Nominating Committee is charged with reviewing and determining the appropriateness of related person transactions. For a summary of the procedures with respect to approving interested trustee and officer transactions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions and Procedures — Our Procedures with Respect to Related Person Transactions — Interested Trustee and Officer Transactions” below.

Our Corporate Governance Committee’s written charter requires that all members of the committee meet the independence requirements of the NYSE, the Exchange Act, and applicable rules and regulations of the SEC, as in effect from time to time. The Board has determined that all of the members of the Corporate Governance Committee meet the foregoing requirements.

Executive Officer Biographies

The following is a biographical summary of our executive officers as of April 30, 2007, other than Mark R. Keller, our Chief Executive Officer, whose information is set forth above under “— Trustee Biographies”. Executive officers are elected by and serve at the discretion of our Board.

Name	Age	Position

Gary R. Siegel	48	Chief Operating Officer, General Counsel and Secretary
Michael J. Green	41	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Geoffrey N. Azaroff	52	Senior Vice President, Construction
Peter J. Cole	45	Senior Vice President, Development
Frank M. Pieruccini	44	Senior Vice President, Services Accounting
Michael C. Jones	42	Senior Vice President, Leasing and Marketing

Gary R. Siegel has served as our Chief Operating Officer, General Counsel and Secretary since January 1, 2006. From December 1997 until December 2005, Mr. Siegel served as a Member of the law firm of Glazer & Siegel, PLLC (currently known as Glazer, Winston, Honigman & Ellick PLLC, or GWHE). In order to facilitate an orderly transition and winding up of his affairs with GWHE, Mr. Siegel served as Of Counsel from January to October 2006. Further, Mr. Siegel continues to receive distributions from GWHE with respect to the liquidation of the equity interests attributed to him as of December 31, 2005. From August 1996 until December 1997, Mr. Siegel was Of Counsel at the law firm of Lane & Mittendorf LLP. From June 1984 until

August 1996, Mr. Siegel was associated with the law firm of Tucker, Flyer & Lewis, a professional corporation, where he became a stockholder in 1991. Mr. Siegel received his Juris Doctor degree from the University of Virginia and his Bachelor of Science degree in Management (with concentrations in Accounting and Finance) from Boston College. He is admitted to practice law in the District of Columbia and State of Maryland.

Michael J. Green has served as our Executive Vice President and Chief Financial Officer since October 31, 2005, and our Chief Accounting Officer since February 8, 2007. From August 2004 to October 2005, Mr. Green served as the Chief Accounting Officer of The Mills Corporation when it was a publicly-traded real estate investment trust. From December 1996 to August 2004, Mr. Green was employed by Marriott International, Inc., a publicly-traded worldwide operator and franchisor of hotels and related lodging facilities, most recently serving as the Senior Vice President and Chief Financial Officer of Marriott International’s timeshare division. From May 2002 to November 2003, Mr. Green served as Marriott International’s Principal Accounting Officer. From 1996 to 2002, he worked in various positions in Marriott’s Corporate Accounting Department, where he was responsible for preparing the company’s financial reports and forecast functions. Prior to joining Marriott, from August 1989 until October 1996, Mr. Green worked for Arthur Andersen in London and Washington, D.C. Mr. Green received his M.A. in Natural Sciences from Queens’ College, Cambridge University, in the United Kingdom. He is also a chartered accountant.

Geoffrey N. Azaroff has served as our Senior Vice President of Construction since the completion of our IPO in December 2005. From September 1989 until December 2005, he was Vice President of Construction of Republic Properties Corporation, where he worked on the construction of Phases I, II and III of The Portals and Phase I of the Republic Square projects. Mr. Azaroff has over 25 years of experience in supervising and monitoring heavy construction. Prior to joining Republic Properties Corporation, from September 1986 to August 1989, Mr. Azaroff worked for the Charles E. Smith Companies as a Project Manager. Prior to that, he held various supervisory construction positions with McDevitt & Street, the George Hyman Construction Company and other companies, where he was responsible for a significant amount of commercial and retail construction. Mr. Azaroff holds a Bachelor of Science degree in Civil Engineering from Rutgers University and a Masters degree in Engineering Management from Catholic University of America. He is a licensed general contractor.

Peter J. Cole has served as our Senior Vice President for Development since the completion of our IPO in December 2005. As Senior Vice President for Development, Mr. Cole is responsible for strategy and management implementation of large-scale development projects from inception through delivery. From April 2004 until December 2005, he was Senior Vice President of Republic Properties Corporation, where he worked on the Washington, D.C. metropolitan area development projects including Portals III and Republic Square I. From 2003 to April 2004, Mr. Cole served as Senior Vice President and Director of Trammell Crow Company’s landlord representation business in Washington, D.C., where he, among other activities, represented landlords of over 6 million square feet of buildings. Prior to that, Mr. Cole was Senior Director of Development with Tishman Speyer Properties, a private real estate company, where he served for 15 years. Mr. Cole holds a Master of Science degree in Real Estate Investment from the New York University and a Bachelor of Arts from Connecticut College. Among his many affiliations, Mr. Cole is a member of the Legislative Committee of the District of Columbia Building Industry Association, the Urban Land Institute, and served on the Board of the Greater Washington Commercial Association of Realtors.

Frank M. Pieruccini has served as our Senior Vice President, Services Accounting since February 8, 2007. He served as our Senior Vice President and Chief Accounting Officer from October 28, 2005 until February 8, 2007. From July 2005 until October 2005, he served as our Vice President and Principal Financial Officer. From June 2003 through the closing of our IPO, he was Vice President and Chief Financial Officer of Republic Properties Corporation. As Chief Financial Officer of Republic Properties Corporation, Mr. Pieruccini oversaw financial, treasury, and accounting functions for the corporation and its affiliates. From November 2002 to June 2003, Mr. Pieruccini was Chief Financial Officer of Kaempfer Management Services, LLC, a real estate management firm, and Treasurer of various entities in which Kaempfer and its subsidiaries held an interest. From June 2000 to October 2002, Mr. Pieruccini was Vice President and Chief Financial Officer of Cassidy & Pinkard, Inc., a commercial real estate brokerage firm. Mr. Pieruccini has 18 years of experience in the real estate industry, providing financial services to several of the region’s large development, leasing and management companies. Mr. Pieruccini received a Master of Science degree in Taxation from the George Mason University, a Master of Business Administration degree from the George Washington University and a Bachelor of Science degree with a Major in accounting and finance from the Virginia Polytechnic Institute and State University (Virginia Tech.). Mr. Pieruccini received his designation as a certified public accountant from the Commonwealth of Virginia.

Michael C. Jones has served as our Senior Vice President for Leasing and Marketing since February 28, 2007. From the completion of our IPO in December 2005 through February 2007, he served as our Vice President for Leasing and Marketing. Mr. Jones is responsible for the strategy and implementation of a wide variety of leasing, marketing, and transactional activities. From April 2004 until December 2005, he was Director of Leasing and Marketing of Republic Properties Corporation. From January 2000 until April 2004, Mr. Jones co-founded CB Richard Ellis’ Consulting Group, where he provided strategic planning and transaction services for large and mid-sized office tenants in the Washington, D.C. metropolitan area. During the last eight years, Mr. Jones has completed over 4.0 million square feet of leasing transactions and consulting assignments. Mr. Jones holds a Master of Business Administration degree from Pennsylvania State University and a Bachelor of Science degree in economics from Boston College. Mr. Jones is a member of the Urban Land Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, trustees, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, trustees and persons who own more than 10% of our common shares complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2006.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

The Compensation Committee has responsibility for establishing, implementing and monitoring the Company’s compensation policies and philosophy. Our compensation policies are designed to (i) motivate executives to achieve the goals set forth in our business strategy; (ii) align executive and shareholder interests through performance goals and equity-based plans; (iii) attract and retain the best possible executive talent; and (iv) provide compensation packages to our executive officers that recognize individual contributions as well as overall business results. Our compensation components fulfill one or more of these philosophies. These components consist of salary, annual cash bonus, long-term equity incentive compensation and retirement and other benefits.

Compensation Philosophies

Motivate.  We seek to motivate our executive officers to set a realistic business strategy that will help the company grow. Accordingly, the Compensation Committee established an annual incentive plan that is based upon achievement of certain annual performance criteria, such as net operating income, funds from operations, acquiring additional properties and portfolio occupancy. For example, the better the company’s annual net operating income is, the higher the executive’s incentive pay. By making a significant portion of annual compensation variable and tied to objective performance measures breaks with an entitlement mentality often associated with a salary-only compensation structure. Further, this approach permits the Compensation Committee to distinguish between sub-par and exceptional performance.

Align with Shareholders.  We seek to align the executive officers’ interests with those of our shareholders by supporting a pay-for-performance culture. Our long-term incentive program links an executive officer’s performance bonus to overall corporate performance. The long-term incentive plan establishes a range of incentive opportunity for each executive officer. For example, the better the company’s total shareholder return on an absolute and relative basis is, the higher the executive’s incentive pay. Further, long-term incentive compensation is paid in restricted shares, which aligns a significant portion of compensation to shareholder value because the total value of those share awards corresponds to share price appreciation and dividend rate.

Attract and Retain.  We hired our executive officers due to their expansive and deep knowledge of commercial real estate. Because of this knowledge, our executive officers are presented with other professional opportunities, including opportunities that may provide higher total compensation. We attempt to retain our senior executive officers by (i) paying them a total compensation package that is in the top quartile as benchmarked against an asset-based peer group if the company exceeds its targeted performance measurements and (ii) providing for three-year vesting terms on restricted stock granted under our long-term incentive plan.

Individual Contributions.  Base salaries and incentive compensation are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities. In determining the total compensation of our executive officers, the Compensation Committee will consider, among other things, the responsibilities of the position held, the experience of the individual, and the individual executive’s performance and contribution to helping the company achieve its performance goals.

Compensation Policies and Procedures

Compensation of Executive Officers.  Prior to the IPO, the company’s senior management, in consultation with The Schonbraun McCann Group, a national consulting firm dedicated to the real estate and finance business sectors, determined the base salaries of each of the executive officers. Additionally, in connection with the IPO, the Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer, executed employment agreements that, among other things, established a base salary and an annual incentive earnings opportunity, which was reflected as a percentage of base salary for each of the three positions. See below “— Employment Agreements”. When it first met in February 2006, the Compensation Committee did not approve (i) any increases to the executive officers’ base salaries or (ii) any bonus compensation. In June 2006, the Compensation Committee retained FPL Associates Compensation, a national compensation consulting firm dedicated to the real estate business sector, to assist the Committee in benchmarking executive officer base salaries and establishing a 2007 annual and long-term incentive plan. See below “— Role of Compensation Consultant” and “— Compensation Components”.

The Compensation Committee makes all compensation decisions for the Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer. The Committee evaluated the following specific factors, among others, in determining (i) not to raise the base salaries of and (ii) the amount of 2006 cash bonuses paid to the Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer:

•	Key performance measurements, such as amount of real estate acquired, portfolio occupancy, establishing public company controls and procedures and achieving operational goals;

•	Key financial measurements, such as revenue, net operating income, funds from operations and funds available for distribution; and

•	Leadership qualities and business responsibilities.

Our Chief Executive Officer, Chief Operating Officer & General Counsel and Chief Financial Officer annually review the performance of each of the remaining executive officers. Similar performance, financial and individual factors as described above are used to determine the compensation components of the other executive officers. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and incentive award amounts, are presented to the Compensation Committee. The Committee may exercise its discretion in modifying any recommended adjustments or awards to the other executive officers.

Role of Compensation Consultant.  In 2006, the Compensation Committee retained FPL Associates Compensation to assist the Committee in determining the amount and form of executive officer compensation for 2007. FPL Associates provided the Committee with (i) a competitive benchmarking analysis of total compensation and (ii) considerations with respect to incentive program design.

FPL Associates utilized two peer groups of public real estate companies as the foundation for benchmarking. The peer groups consisted of an asset-based peer group (i.e., public real estate investment trusts that focus on office properties) and a size-based peer group (i.e., public real estate investment trusts, which operate across multiple asset classes and are similar in market capitalization to us). Based upon the company’s relationship to the peer group companies in terms of company size, geographic location, performance and complexity of operations, the Committee decided to set total compensation for our executive officers at the 75th percentile of compensation paid to similarly situated executives if the company exceeds its targeted performance measurements. Variations of this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the Committee’s expectation that, over the long term, the company will generate shareholder returns in excess of the median of its peer group.

Besides examining the magnitude of compensation being provided to our individual executive officers, FPL Associates assisted the Committee in designing annual and long-term incentive award programs. These incentive programs were designed to promote a pay-for-performance culture. Accordingly, the Committee employed clearly defined objective measures of company performance to support the potential grants under its annual and long-term incentive award programs. The Committee intends to adjust these objective measures on a yearly basis based on the company’s business strategy, the company’s budget and market forces.

The Committee may engage FPL Associates Compensation, or another compensation consultant, in the future to provide (i) market intelligence on compensation trends or (ii) review and revise current compensation programs.

Accounting and Tax Considerations.  The company considers the accounting and tax effect that the different components of compensation will have on the executive officers and other employees of the company. For example, Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. This limitation does not apply, however, to “performance-based” compensation, as defined under the federal tax laws. Currently, the annual cash bonus program does not qualify as “performance-based compensation”. Additionally, Section 162(m) does not apply for a period of time following an initial public offering to compensation paid pursuant to a plan that existed prior to the initial public offering, such as the 2005 Omnibus Long-Term Incentive Plan. The Compensation Committee will, therefore, consider the potential consequences for the company of Section 162(m) when reviewing the company’s executive compensation programs. To the extent that compensation is required to and does not qualify for deduction under Section 162(m), a larger portion of shareholder distributions may be subject to federal income tax expense as dividend income rather than return of capital, and any such compensation allocated to the company’s taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct such compensation. Although the company will be mindful of the limits imposed by Section 162(m), even if it is determined that Section 162(m) applies or may apply to certain compensation packages, the company nevertheless reserves the right to structure the compensation packages and awards in a manner that may exceed the limitation on deduction imposed by Section 162(m).

Employment and Non-competition Agreements

Prior to the IPO, the company entered into an employment agreement with Mr. Keller and employment and non-competition agreements with Messrs. Siegel and Green. The agreements provide base salary, bonus opportunities and benefits as described in more detail below. The agreements also provide for potential severance and change in control payments which are described in “— Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mark R. Keller.  We entered into an employment agreement with Mr. Keller on December 20, 2005 pursuant to which he serves as our Chief Executive Officer. On February 28, 2007, the Compensation Committee agreed to amend this employment agreement with respect to certain severance payments to align his agreement with the other executive officers.

The term of the employment agreement ends on December 31, 2009, with automatic one-year renewals unless either party elects upon 90 days advance notice not to renew it. Mr. Keller receives an annual base salary of $500,000, subject to annual increases in the sole discretion of the Compensation Committee. Mr. Keller is also eligible to participate in our bonus plan with a threshold target opportunity of 60% of his base salary, a mid-point target opportunity of 100% of his base salary and an above target opportunity of 175% of his base salary, the terms of which are established by our Compensation Committee. No minimum bonus, however, is guaranteed under his employment agreement. Mr. Keller is eligible to participate in any group life, hospitalization, disability, health, pension, profit sharing and other benefit plans we adopt from time to time, on terms which are no less favorable than the terms provided generally to our senior level executives. Mr. Keller is also entitled to reimbursement for reasonable business expenses incurred by him on company business, pursuant to our standard reimbursement policy in effect from time to time.

Mr. Keller’s employment agreement also contains non-competition provisions. Pursuant to the agreement, Mr. Keller has agreed not to directly or indirectly compete with us, subject to certain limited exceptions. The non-competition period will be in effect during Mr. Keller’s employment with us, and will last for periods ranging from six to 18 months after Mr. Keller’s termination of employment, depending on the nature of his termination. Mr. Keller’s employment agreement also contains a non-solicitation covenant that applies to our employees, officers, agents or representatives, and the non-solicitation covenant lasts for a period of Mr. Keller’s employment plus an additional 18 month period.

Employment and Non-competition Agreements with Gary R. Siegel and Michael J. Green.  We entered into an employment agreement with Michael J. Green effective as of October 31, 2005, as amended; and Gary R. Siegel effective as of December 20, 2005, with his employment commencing on January 1, 2006. Pursuant to these employment agreements, Mr. Siegel serves as our Chief Operating Officer and General Counsel, and Mr. Green serves as our Executive Vice President and Chief Financial Officer. On February 8, 2007, the Board appointed Mr. Green as our Chief Accounting Officer. Each of these employment agreements provides that the executive reports directly to our Chief Executive Officer, unless our Board determines otherwise. The term of each of the agreements commenced on its effective date and ends on December 31, 2009, with automatic one-year renewals unless one of the parties elects upon 90 days advance notice not to renew the agreement. Mr. Siegel receives an annual salary of $360,000, and Mr. Green receives an annual salary of $300,000, in each case subject to annual increases that may be approved by our Board or Compensation Committee. Messrs. Siegel and Green are also eligible to participate in our bonus plan, the terms of which are established by our Compensation Committee. For each of Messrs. Siegel and Green, performance at the threshold target will yield a bonus equal to 50% of base salary; at the target level, will yield a bonus equal to 80% of base salary; and at an above target level will yield a bonus equal to 100% of base salary. No minimum bonus, however, is guaranteed under either of the employment agreements. Each of them will also participate in any group life, hospitalization, disability, health, pension, profit sharing and other benefit plans we adopt from time to time, on terms which are no less favorable than the terms provided generally to our senior level executives.

In addition, Messrs. Siegel and Green each have entered into a non-competition agreement with us. Pursuant to each agreement, each executive is prohibited from, during the term of their respective employment with us, directly or indirectly competing with us. The covenants not to compete will be effective during the longer of the three-year period beginning as of the date of the executive’s employment agreement or the period of the executive’s employment plus an additional 18-month period. Additionally, each of the non-competition agreements contains a non-solicitation covenant that applies to our employees, officers, agents, and representatives, and the non-solicitation covenant lasts for the longer of the three-year period beginning as of the date of the employment agreement or 18 months after the executive terminates employment.

Post-Termination Payments

As described above, prior to the IPO we entered into employment agreements with Messrs. Keller, Siegel and Green that include severance and change in control arrangements as a way to attract and retain our key executives. The Compensation Committee was not involved in establishing these arrangements. A description of the potential severance and change in control arrangements is contained under “ — Potential Payments upon Termination or Change in Control.”

Compensation Components

The components of our executive officer compensation program consist of base salary, bonus and long-term incentive compensation awarded through the use of restricted share grants.

Base Salary.  Base salaries for our executive officers were established by senior management in 2005 in connection with the company’s IPO, and prior to the formation of the Compensation Committee. Mr. Keller receives a base salary of $500,000; Mr. Siegel receives a base salary of $360,000; Mr. Green receives a base salary of $300,000; Mr. Cole receives a base salary of $250,000; and Mr. Jones receives a base salary of $250,000. Under the terms of employment agreements entered into with Messrs. Keller, Siegel and Green at that time, other than as described below, these base salaries cannot be reduced by the company during the terms of the agreements. The Compensation Committee was not involved in establishing these salaries.

The Compensation Committee annually reviews and determines whether the base salary of the Chief Executive Officer should be increased. Pursuant to Mr. Keller’s employment agreement, once increased, his salary cannot be decreased. The Compensation Committee also annually reviews and determines whether the base salaries of Messrs. Siegel and Green should be increased. Pursuant to their employment agreements, the Compensation Committee cannot reduce Messrs. Siegel’s and Green’s base salaries except in connection with a reduction in compensation generally applicable to the company’s senior management employees. Based on the annual reviews and the compensation study completed by FPL Associates Compensation, the Compensation Committee decided not increase Messrs. Keller’s, Siegel’s and Green’s base salary, as each base salary is competitive with the salaries paid to similar executives within the company’s peer group.

Additionally, the Compensation Committee will annually review and determine the appropriate salaries for each of the company’s other executive officers. In determining the appropriate salary for the particular executive officer, the Compensation Committee will consider, among other things, the (i) recommendations of Messrs. Keller, Siegel and Green, (ii) performance of and results achieved by the officer, (iii) executive officer’s potential to contribute to the company in the future, (iv) the experience of the officer, (v) the scope of the officer’s responsibilities (both current and future responsibilities) and (vi) the salary practices of the company’s peers. Based on the annual reviews and the compensation study completed by FPL Associates Compensation, the Compensation Committee decided not increase Messrs. Cole’s and Jones’s base salary, as each base salary is competitive with the salaries paid to similar executives within the company’s peer group.

Annual Cash Bonus.  Pursuant to their employment agreements entered into in connection with the closing of the company’s IPO, Messrs. Keller, Siegel and Green are eligible to receive bonuses ranging from 50% of their base salaries to 175% of their base salaries. No minimum bonus, however, is guaranteed under the terms of these employment agreements. See above “— Employment and Non-competition Agreements”. The Committee was not involved in the establishment of these bonus targets. Based on the company’s financial results for the fiscal year ended December 31, 2006 as compared against the financial, strategic and operational goals set forth in the IPO, the Committee granted Messrs. Keller, Siegel and Green a discretionary annual cash bonus equal to two-thirds of the threshold amount of bonus provided for in each of their respective employment agreements. Mr. Keller was granted a $200,000 annual cash bonus; Mr. Siegel was granted a $120,000 annual cash bonus; and Mr. Green was granted a $100,000 annual cash bonus. Based on the same analysis, the Committee also granted a discretionary annual cash bonus equal to $420,000 to be allocated to the company’s vice presidents and senior vice presidents. Messrs. Keller, Siegel and Green were granted the authority to designate the individual bonus awards to the eligible persons. Based on the performance review completed by Messrs. Keller, Siegel and Green, Mr. Cole was granted a $70,000 annual cash bonus and Mr. Jones was granted a $80,000 annual cash bonus.

Working with FPL Associates Compensation, the Compensation Committee established the terms of the Trust’s annual cash bonus plan for the fiscal year ending December 31, 2007. Incentive opportunities have been established for each executive officer at threshold, target and high levels and are expressed as a percentage of base salary. For the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, these levels are set in each respective employment agreement, which were negotiated in connection with the Trust’s IPO. The cash incentive bonus opportunities are as follows:

Title	Threshold	Target	High

Chief Executive Officer	60%	100%	175%
Chief Operating Officer/Chief Financial Officer	50%	80%	100%
Senior Vice President	25%	40%	50%

The plan is intended to provide incentives to the Trust’s executive officers for achieving certain performance goals based on the following metrics: net operating income growth, funds from operations per share, strategic objectives as recommended by management and approved by the Compensation Committee, and individual performance. In 2007, the key performance measurement criteria and corresponding weights utilized will be as follows:

Performance Metric	Weight

Net Operating Income Growth	30%
Funds from Operations per Share	30%
Strategic Objectives	20%
Individual Performance	20%

Bonuses, if earned, will be paid in cash. Bonus awards will be approved by the Compensation Committee following (i) approval by the Trust’s Audit Committee of the 2007 fiscal year net operating income growth, funds from operations and strategic objectives, and (ii) a report from the Chief Executive Officer on each executive officer’s (other than himself) individual performance.

Executive officers must be employed by the Trust as of December 31, 2007 and at the time the awards are determined by the Compensation Committee in order to participate in the annual incentive plan. The Compensation Committee may approve or disapprove any award in whole or in part in its sole discretion.

Long-Term Incentive Compensation. The Company did not have any long-term incentive compensation plan in place for the fiscal year ended December 31, 2006. Accordingly, the Compensation Committee did not grant any executive officer a long-term incentive award under such a plan. The Compensation Committee, however, granted Mr. Cole 16,666 restricted common shares pursuant to an agreement negotiated prior to the completion of our IPO. This grant is intended to link Mr. Cole’s compensation to shareholder return and foster retention.

The Compensation Committee established the terms of the Trust’s 2007 Long Term Incentive Plan that is intended to, among other things, link the executive’s compensation to shareholder returns, reward long-term performance and foster retention of the executive officers. Under this plan, the company currently intends to grant restricted stock to executive officers if certain performance goals are attained. Such long term incentive opportunities have been established for each executive officer at threshold, target and high levels and are expressed as a percentage of base salary. These levels were established after evaluating the benchmarking study prepared by FPL Associates Compensation. To determine the amount of restricted stock awarded, the Committee will divide (i) the product of the appropriate percentage listed below and the executive officer’s base salary by (ii) the New York Stock Exchange listed closing price of our common shares on the trading day that immediately precedes the grant date. These long term incentive bonus opportunities are as follows:

Title	Threshold	Target	High

Chief Executive Officer	75%	150%	225%
Chief Operating Officer/Chief Financial Officer	40%	80%	120%
Senior Vice President	30%	60%	90%

The plan focuses on the following three metrics: absolute total shareholder return, relative total shareholder return and strategic objectives as recommended by management and approved by the Compensation Committee. To determine the relative total shareholder return, the Compensation Committee will compare the Trust’s total shareholder return to a size-based office REIT peer group compiled by the Compensation Committee’s compensation consultant. In 2007, the key performance measurement criteria and corresponding weights utilized will be as follows:

Performance Metric	Weight

Absolute Total Shareholder Return	35%
Relative Total Shareholder Return	35%
Strategic Objectives	30%

Awards, if earned, will be paid in restricted stock and issued under the Trust’s 2005 Omnibus Long Term Incentive Plan, which is registered on a Form S-8 with the Securities and Exchange Commission. One-quarter of the issued shares will vest immediately, and the remaining three-quarters will vest in equal, annual installments, unless accelerated under certain circumstances. During the restricted period, restricted shares will have voting rights and will be paid distributions. The company will account for restricted stock awards under Statement of Financial Accounting Standards 123, as revised, or SFAS 123R.

Executive officers must be employed by the Trust as of December 31, 2007, and at the time the awards are granted by the Compensation Committee in order to participate in the long term incentive plan. The Compensation Committee may approve or disapprove any award in whole or in part in its sole discretion.

Retirement and Other Benefits.  The purpose of providing additional health benefits to the company’s executive officers, unlike the other elements of compensation described above, is to provide a safety net of protection against financial catastrophes that could result from illness, disability or death. Benefits offered to the executive officers in this regard are substantially similar to those offered to all employees at the company. In addition to the active employee benefits such as medical, dental, life insurance and disability coverage, beginning in 2006, the company paid the premiums for and medical reimbursements due under an executive health care plan (or ExecuCare). ExecuCare reimburses Messrs. Keller, Siegel and Green for medical expenses that are not covered by the company’s primary medical plan.

The company also administers a tax-qualified retirement savings plan pursuant to which all our employees, including the named executive officers, are able to contribute a portion of their annual salary on a before-tax basis. The company’s matching contribution is $0.50 for each $1.00 contributed up to 4% (i.e., maximum 2% company contribution). Employees are vested 100% in their own contributions and become vested over a five-year period in employer matching contributions.

In February 2007, the Compensation Committee agreed to (i) pay the premium on a $1,000,000 life insurance policy for the benefit of Mr. Keller’s family effective with the premium payment due in June 2007 and (ii) to continue to make available to Mr. Siegel the Trust’s leased car and driver to transport him to and from work on an average of four days per week. The Compensation Committee agreed to provide these perquisites (i) because the executives had bargained for these benefits in connection with the Trust’s initial public offering and (ii) to retain the executives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this amended annual report on Form 10-K/A for the fiscal year ended December 31, 2006.

Respectfully submitted,

The Compensation Committee of the Board of Trustees

John S. Chalsty (Chairman)
Ronald J. Kramer
Gregory H. Leisch
Ronald D. Paul

The Executive Compensation Committee report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Executive Compensation

The following table contains information with respect to the compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to collectively as our “named executive officers”. With respect to the 2005 compensation information, except for compensation information with respect to Mr. Green, whose employment began as of October 31, 2005, the following tables contain information for the period from December 20, 2005, the date we commenced operations, to December 31, 2005.

Summary Compensation Table

								Non-Equity
					Stock		Option	Incentive Plan	All Other
		Salary		Bonus	Awards		Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)		($)	($)(1)		($)	($)	($)		($)

Mark R. Keller	2006	$500,000		$200,000	—		—	—	$6,042	(2)	$706,042
Chief Executive Officer	2005	$23,076		—	$1,041,540	(3)	—	—	$867,946	(4)	$1,932,562
Gary R. Siegel	2006	$360,000		$120,000	—		—	—	$27,327	(5)	$507,327
Chief Operating Officer	2005	—	(6)	—	$347,184	(7)	—	—	$289,315	(8)	$636,499
& General Counsel
Michael J. Green	2006	$300,000		$100,000	—		—	—	$5,501	(9)	$405,501
Executive Vice President,	2005	$51,154		—	$347,184	(7)	—	—	$289,315	(8)	$687,653
Chief Financial Officer & Chief Accounting Officer
Peter J. Cole	2006	$250,000		$70,000	$58,743	(10)	—	—	$4,400	(11)	$383,143
Senior Vice President,	2005	$11,538		—	$145,812	(12)	—	—	$121,512	(13)	$278,862
Development
Michael C. Jones	2006	$250,000		$80,000	—		—	—	$4,400	(14)	$334,400
Senior Vice President,	2005	$11,538		—	$145,812	(12)	—	—	$121,512	(13)	$278,862
Leasing and Marketing

(1)	The grant date fair value of the awards was calculated in accordance with FAS 123(R) and was based on the grant date market value of our common shares. For the common shares granted in 2005, the common shares were fully vested upon grant, therefore, no valuation assumptions or adjustments were necessary. The grant date fair value and the amount expensed in 2005 for financial reporting purposes are equal, since the awards were fully vested upon grant. For the 2006 grant of common shares to Mr. Cole, the amount reflected in this column is the stock-based compensation expense recognized for financial reporting purposes with respect to the 2006 fiscal year in accordance with FAS 123(R), assuming no forfeitures. The assumptions used to calculate the value of common shares are set forth under Footnote 14 to our financial statements filed on March 14, 2006 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	This amount includes (a) our matching contribution to the Savings Plan of $4,400 and (b) ExecuCare payments of $1,642.

(3)	Represents the dollar value of 86,795 restricted common shares granted to Mr. Keller concurrently with the completion of our IPO, based on the IPO price of $12.00 per share. The restricted shares vested immediately but may not be directly or indirectly offered, pledged, sold, transferred or otherwise disposed of, other than permitted transfers, prior to July 1, 2007.

(4)	Represents the cash payment made to Mr. Keller to reimburse him for the tax liability arising from the grant of restricted common shares he received in connection with the completion of our IPO.

(5)	This amount includes (a) our matching contribution to the Savings Plan of $4,400, (b) ExecuCare payments of $18,131 and (c) $4,796, which is the aggregate incremental cost to the company attributable to personal use of the company’s car and driver.

(6)	Mr. Siegel entered into his employment agreement effective December 20, 2005; however, his employment commenced on January 1, 2006. Consequently, he did not receive any salary in 2005.

(7)	Represents the dollar value of 28,932 restricted common shares granted to each of Mr. Siegel and Green concurrently with the completion of our IPO, based on the IPO price of $12.00 per share. The restricted shares vested immediately but may not be directly or indirectly offered, pledged, sold, transferred or otherwise disposed of, other than permitted transfers, prior to July 1, 2007.

(8)	Represents the cash payment made to each of Messrs. Siegel and Green to reimburse them for the tax liability arising from the grant of restricted common shares they received in connection with the completion of our IPO.

(9)	This amount includes (a) our matching contribution to the Savings Plan of $4,400 and (b) ExecuCare payments of $1,101.

(10)	This amount reflects the dollar value expensed in 2006 with respect to the restricted common shares granted to Mr. Cole on October 2, 2006. The restricted common shares granted vest as follows: 4,166 shares vested on October 2, 2006, 4,166 shares vest on October 2, 2007, 4,167 shares vest on October 2, 2008 and 4,167 shares vest on October 2, 2009. We expect to recognize the unrecognized compensation cost attributable to the unvested portion over the next three years.

(11)	This amount consists of our matching contribution to the Savings Plan.

(12)	Represents the dollar value of 12,151 restricted common shares granted to each of Messrs. Cole and Jones concurrently with the completion of our IPO, based on the IPO price of $12.00 per share. The restricted shares vested immediately but may not be directly or indirectly offered, pledged, sold, transferred or otherwise disposed of, other than permitted transfers, prior to July 1, 2007.

(13)	Represents the cash payment made to Messrs. Cole and Jones to reimburse them for the tax liability arising from the grant of restricted common shares they received in connection with the completion of our IPO.

(14)	This amount consists of our matching contribution to the Savings Plan.

Grants of Plan-Based Awards

					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise
		Estimated Future Payouts			Number of	Number of	or Base
		Under Equity Incentive			Shares of	Securities	Price of
		Plan Awards			Stock or	Underlying	Option	Grant Date Fair Value
	Grant	Threshold	Target	Maximum	Units	Options	Awards	of Stock and Option Awards
Name	Date	(#)	(#)	(#)	(#)	(#)	($/Sh)	Option	Stock
(a)	(b)	(f)	(g)	(h)	(i)	(j)	(k)
(l)

Mark R. Keller	—	—	—	—	—	—	—	—	—
Gary R. Siegel	—	—	—	—	—	—	—	—	—
Michael J. Green	—	—	—	—	—	—	—	—	—
Peter J. Cole	October 2, 2006	—	—	—	16,666	—	—	—	$187,992	(1)
Michael C. Jones	—	—	—	—	—	—	—	—	—

(1)	Represents the dollar value of 16,666 restricted common shares granted to Mr. Cole on October 2, 2006 based on the closing price of $11.28 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of unvested restricted common share awards held by the named executive. The vesting schedule for the grant is shown in the footnote to the table, based on the common share award grant date. The market value of the restricted common share award is based on the closing market price of our common shares as of December 29, 2006, the last trading day of the year, which was $11.41.

Stock Awards
Equity Incentive
				Equity Incentive	Plan Awards: Market
			Market Value of	Plan Awards: Number	Value of Common
	Number of Common		Common Shares that	of Common Shares	Shares That Have
	Shares That Have		Have Not Vested	That Have Not	Not Vested
Name	Not Vested (#)		($)	Vested (#)	($)

Peter J. Cole	12,500	(1)	$142,625	—	—

(1)	On October 2, 2006, we granted Mr. Cole 16,666 shares of restricted common shares. 4,166 common shares vested upon grant. The remaining restricted common shares vest as follows: 4,166 shares vest on October 2, 2007, 4,167 shares vest on October 2, 2008 and 4,167 shares vest on October 2, 2009.

Option Exercises and Stock Vested

Stock Awards
Number of
	Shares	Value
	Acquired on	Realized on
	Vesting	Vesting
Name	(#)(1)	($)(2)
(a)	(d)	(e)

Peter J. Cole	4,166	$46,992

(1)	This column represents the number of stock rights that were granted in 2006 and were fully vested on the grant date.

(2)	Represents the number of vested stock rights times the Company’s closing price of $11.28 as of October 2, 2006 on the New York Stock Exchange, the date that the shares were fully vested.

Potential Payments upon Termination or Change in Control

Prior to the IPO, we entered into employment agreements with our named executive officers that include severance and change in control arrangements. Included below is a summary of the compensation to each of the named executive officers of the company in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2006, and thus assumes (i) there would be no accrued and unpaid salary, vacation or other benefits due and (ii) the executives would be eligible for their target annual cash bonuses, which are customarily paid in March of the year following the year in which the bonus is earned. The amounts are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the company.

	Without Cause, Constructive Termination, Death or Disability, Change of Control, Non-renewal					For Cause or
	of Agreement					Without Good Reason
		Unpaid	Unpaid	Medical	Unvested	Unpaid
Name of Executive	Severance	Bonus	Salary	Benefits(1)	Shares	Bonus

Mark R. Keller	$2,500,000	$500,000	—	$36,600	—	$500,000
Gary R. Siegel	$1,620,000	$288,000	—	$44,550	—	$288,000
Michael J. Green	$1,350,000	$240,000	—	$36,600	—	$240,000

(1)	The amounts listed reflect the estimated premium to be paid for comprehensive medical, prescription and dental insurance for a period of two and one-half years. Under each employment agreement, these benefits would become secondary to those provided under another health plan if the executive is reemployed with another employer. Amounts do not include the cost of ExecuCare.

Mark R. Keller.  If Mr. Keller’s employment is terminated (i) without “cause,” (ii) pursuant to a “constructive termination,” (iii) on account of Mr. Keller’s death or disability, (iv) by us or Mr. Keller for any reason within 24 months following a change in control of our company, or (v) because we do not renew his employment agreement prior to his reaching age 62, he will have the right to receive:

•	a cash payment equal to two and one-half times (a) Mr. Keller’s annual salary in effect on the day of termination and (b) Mr. Keller’s Average Annual Bonus, where “Average Annual Bonus” means the average bonus actually paid to the Executive with respect to the prior three calendar years, or if greater, 100% of his Annual Salary.;

•	any earned but unpaid bonus for the prior year, and a pro rated bonus in the year of termination;

•	any accrued and unpaid salary, vacation and other benefits due to him; and

•	continued medical benefits for Mr. Keller and his family for a period of two and one-half years.

Moreover, all equity awards shall immediately vest and become fully exercisable. Unless such termination occurs in connection with a change in control, if we terminate Mr. Keller’s employment agreement for “cause” or he terminates his employment agreement without “good reason,” or we do not renew his employment agreement after he reaches age 62, he will only have the right to receive any accrued and unpaid salary, vacation and other benefits, and any pro rated bonus as provided for in the bonus plan. As discussed in greater detail below, we have also agreed to reimburse Mr. Keller for certain excise taxes (including any interest or other fees or payments payable by him in connection with such taxes) that may be imposed on his compensation in connection with a change in control of our company.

Mr. Keller’s employment agreement defines “cause” as (i) the willful and continued failure by him, after reasonable notice and opportunity to cure, to substantially perform his duties (other than any such failure resulting from his disability); (ii) willful gross misconduct involving serious moral turpitude; or (iii) conviction (or plea of no contest) of a felony, a crime involving fraud or other illegal conduct, other than minor traffic violations, and with respect to other illegal conduct, which is demonstrably and materially injurious to our company. Mr. Keller’s employment shall be considered terminated as a result of a “constructive termination” if, without his written consent, (i) we reduce his salary or bonus opportunity; (ii) materially breach his employment agreement; (iii) materially reduce his duties or authority; (iv) fail to nominate him to our Board or require him to report other than to our Board or a Board Committee thereof; (v) relocate our principal offices, or Mr. Keller’s principal place of employment, more than 50 miles outside the Washington, D.C.

metropolitan area; or (vi) any successor to our company fails to assume Mr. Keller’s employment agreement or to otherwise affirm its obligations under such agreement in any material respect.

Messrs. Gary R. Siegel and Michael J. Green.  If we terminate Messrs. Siegel’s or Green’s employment agreement without “cause” or one of these individuals terminates his employment agreement for “good reason,” the terminated executive will have the right to receive:

•	a cash payment equal to two and one half times the sum of (a) his annual salary as of the date of the termination of the agreement and (b) the average bonus earned for the prior three calendar years, or the target level bonus, if greater;

•	any unpaid bonus for the prior year, and a pro rated bonus in the year of termination (based on the mid-point target bonus for that year);

•	any accrued and unpaid salary, vacation and other benefits; and

•	continued medical benefits for a period of two and a half years.

In addition, all equity awards shall immediately vest and become fully exercisable. If we elect not to renew Messrs. Siegel’s or Green’s employment agreement, the executive will have the right to receive a cash payment equal to one times the sum of his annual salary as of the date of expiration of the employment agreement and the average bonus earned for the prior three calendar years. In addition, all equity awards held by the executive will become fully vested and exercisable. If we terminate Messrs. Siegel’s or Green’s employment for cause or the executive terminates his employment without good reason, the executive will only have the right to receive any accrued and unpaid salary, vacation and other benefits, and any pro rata bonus as provided for in the bonus plan.

Messrs. Siegel’s and Green’s employment agreements define “cause” as (i) conviction for a felony; (ii) commission of an act of fraud, theft or dishonesty related to the executive’s duties; (iii) willful and continuing failure or habitual neglect to perform the executive’s duties; (iv) material violation of non-competition or confidentiality covenants; or (v) willful and continuing breach of the agreement. Additionally, “good reason” is defined as (i) a material reduction in the executive’s authority, duties and responsibilities or the assignment to the executive of duties inconsistent with the executive’s position; (ii) a reduction in the executive’s annual salary that is not in connection with a reduction of compensation applicable to senior management employees; (iii) our failure to obtain a reasonably satisfactory agreement from any successor to our business to assume and perform the employment agreement; (iv) a change in control of our company; (v) our material and willful breach of the employment agreement; or (vi) our requirement that the executive’s work location be moved more than 50 miles from our principal place of business in the Washington, D.C. metropolitan area.

If Messrs. Siegel’s or Green’s employment agreement is terminated for disability or death, he or the beneficiaries of his estate will receive any accrued and unpaid salary, vacation and other benefits and any unpaid bonus for the prior year, a pro rated bonus in the year of termination (based on the target bonus for that year), and all equity awards shall immediately vest and become fully exercisable.

Certain Tax Payments in Connection with a Change in Control.   Pursuant to their respective employment agreements, if any payment or other benefit provided to either of Messrs. Keller, Siegel or Green by us would be subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, which we refer to as the golden parachute excise tax, we have agreed to provide the executive with an additional payment, which we refer to as the excise tax restoration payment. In general, the golden parachute excise tax applies to certain payments and benefits provided to officers and certain highly compensated employees in connection with a change in control of their employer, if the value of those payments and benefits exceeds three times the employee’s average compensation measured over the last five years. The amount of the golden parachute excise tax is determined by multiplying the amount by which the value of the change in control-related payments exceeds one times the employee’s average compensation measured over the last five years. Depending on the circumstances of a potential change in control and an executive’s individual compensation history, payments or benefits provided under Messrs. Keller’s, Siegel’s and Green’s employment agreements that could be subject to the golden parachute excise tax include some or all of the value of the: (1) severance payment payable upon a termination of employment, (2) continued welfare benefits following a termination of employment and (3) share options, restricted shares or other forms of share-based compensation, the vesting or payment of which is accelerated upon a change in control. Currently, none of the executives hold any unvested share-based awards. The excise tax restoration payment is intended to put the employee in the same financial position after payment of the golden parachute excise tax and income taxes that he would have been in had the golden parachute excise tax not applied. To accomplish this purpose, the excise tax restoration payment includes the golden parachute excise tax, all income taxes imposed on the excise tax restoration payment, the golden parachute excise tax imposed on the excise tax restoration payment and any interest or penalties imposed with respect to taxes on the excise tax restoration payment.

A “change in control” under these employment agreements is defined generally as: (i) certain consolidations or mergers of our company, (ii) certain sales of all or substantially all of the assets of our company, (iii) any person, including a group, acquiring beneficial ownership of 30% or more of the issued and outstanding shares of voting securities of our company entitled to vote generally in the election of trustees, subject to certain exceptions, or (iv) during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by our shareholders, of each new member of the Board was approved by a vote of at least two-thirds of the members of the Board then still in office at the beginning of any such period.

Compensation Committee Interlocks and Insider Participation

John S. Chalsty, Ronald J. Kramer, Gregory H. Leisch and Ronald D. Paul serve as members of our Compensation Committee. None of these members is an officer or employee, or former officer or employee, of ours. No interlocking relationship exists between the members of the Compensation Committee and the Board of Trustees, board of directors or compensation or similar committees of any other company. For the fiscal year ended December 31, 2006, we did not have any transactions with any member of our Compensation Committee.

Trustee Compensation

The Board has adopted a Non-employee Trustee Compensation Policy, as amended. Under this Policy, trustees who are also employees of the company receive no additional compensation for service as a Trustee. The table below sets forth the various fees that we pay to our non-employee trustees for their service on our Board and Board committees:

Board Compensation

Annual retainer for serving on the Board	$50,000
Fee for each regular or special meeting of the Board or Board committee attended in person or via telephone	$1,000
Fee for each executive session of non-management trustees attended	$—
Annual fee for Audit Committee chairperson	$7,500
Annual fee for Compensation Committee and Corporate Governance and Nominating Committee chairpersons	$5,000

Instead of receiving the annual retainer in cash, trustees have the option to receive (i) a number of common shares of equal value or (ii) a combination of cash and common shares. We also reimburse all trustees, including trustees who are employees, for reasonable out-of-pocket business and travel expenses incurred in connection with their services on the Board and Board committees.

The following table shows the compensation paid to each non-employee trustee for 2006:

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
Non-Employee	Fees Earned or		Stock		Option	Incentive Plan	Compensation	All Other
Trustee	Paid in Cash(1)		Awards		Awards	Compensation	Earnings	Compensation		Total

John Chalsty	$80,250	(2)	—		—	—	—	—		$80,250
Steven Grigg(3)	$7,731	(4)	—		—	—	—	—		$7,731
Richard Kramer	$59,000	(5)	—		—	—	—	—		$59,000
Ronald Kramer	$83,000	(6)	$51,559	(7)	—	—	—	$43,397	(7)	$177,956
Greg Leisch	$81,250		—		—	—	—	—		$81,250
Ronald Paul	$86,875	(8)	—		—	—	—	—		$86,875

(1)	Amounts reflected are the total fees earned by each trustee. As permitted under the Non-employee Trustee Compensation Policy, as amended, certain trustees decided to receive a portion of this amount in common shares. The grant date fair value of any such share grants was calculated in accordance with FAS 123(R) and was based on the grant date market value of our common shares. Since the amounts were fully vested upon grant, no other assumptions or adjustments were necessary. The grant date fair value and the amount expensed in 2006 for financial reporting purposes are equal, since the awards were fully vested upon grant.

(2)	In lieu of a cash payment for board fees earned, Mr. Chalsty elected to receive a portion of his fees in common shares. For the third quarter, Mr. Chalsty elected to receive 771 common shares (at a value of $12.00 per share). For the fourth quarter, Mr. Chalsty elected to receive 1,057 common shares (at a value of $11.12 per share).

(3)	Mr. Grigg ceased serving as our President and Chief Development Officer on November 13, 2006. As of that date, he became a non-employee trustee.

(4)	In lieu of a cash payment for board fees earned, Mr. Grigg elected to receive a portion of his fees in common shares. For the fourth quarter, Mr. Grigg elected to receive 695 common shares (at a value of $11.12 per share).

(5)	In lieu of a cash payment for board fees earned, Mr. Richard Kramer elected to receive a portion of his fees in common shares. For the second quarter, Mr. Richard Kramer elected to receive 1,708 common shares (at a value of $9.66 per share). For the third quarter, Mr. Richard Kramer elected to receive 1,125 common shares (at a value of $12.00 per share). For the fourth quarter, Mr. Richard Kramer elected to receive 1,393 common shares (at a value of $11.12 per share).

(6)	In lieu of a cash payment for board fees earned, Mr. Ronald Kramer elected to receive a portion of his fees in common shares. For the first quarter, Mr. Ronald Kramer elected to receive 1,053 common shares (at a value of $11.87 per share).

(7)	Mr. Ronald Kramer was appointed to the Board on January 13, 2006, at which time he received a cash bonus of $43,397 and 4,340 restricted common shares. Based on the closing price of our common shares on January 13, 2006, which was $11.88, the dollar value of the shares underlying the restricted shares was approximately $51,559. The restricted common shares immediately vested upon grant, but may not be directly or indirectly offered, pledged, sold, transferred or otherwise disposed of, other than a permitted transfer, prior to July 1, 2007.

(8)	In lieu of a cash payment for board fees earned, Mr. Paul elected to receive a portion of his fees in common shares. For the second quarter, Mr. Paul elected to receive 2,329 common shares (at a value of $9.66 per share). For the third quarter, Mr. Paul elected to receive 1,625 common shares (at a value of $12.00 per share). For the fourth quarter, Mr. Paul elected to receive 2,293 common shares (at a value of $11.12 per share).

Trustee Deferred Compensation Plan

We have adopted a Trustee Deferred Compensation Plan, pursuant to which each non-employee trustee may elect to defer all or a portion of his annual retainer (including grants of common shares) and meeting fees earned as a member of the Board, until the trustee’s termination of service. All amounts deferred under the Deferred Compensation Plan will be credited to a restricted share unit account established for the participant. Any dividends paid on the shares during the term of the Deferred Compensation Plan will be deemed to be paid on the restricted share units held in a participant’s restricted share account, and such dividends will be converted into additional restricted share units. Upon a change in control of us, all amounts will be paid in a lump-sum to the participating trustees. All payments made under the Deferred Compensation Plan will be made in shares equal in number to the number of restricted share units allocated to a participant’s restricted share unit account. To date, none of the trustees have elected to defer his compensation pursuant to this plan.

Trustee Non-competition Agreements

Non-competition Agreements with Richard L. Kramer and Republic Properties Corporation.  We entered into non-competition agreements with Richard L. Kramer, our Chairman of the Board, and Republic Properties Corporation, a District of Columbia corporation of which Mr. Richard L. Kramer is the controlling shareholder, which became effective on December 20, 2005. The non-competition agreements cover the period that is the longer of three years from the execution date of the agreement or the period during which Mr. Richard L. Kramer is the Chairman of the Board, plus, unless Mr. Richard L. Kramer is removed from the Board without cause, 18 months thereafter. If Mr. Richard L. Kramer is not re-elected to the Board, however, the non-competition agreements will terminate. Additionally, the non-competition clauses of the agreements (but not the non-solicitation clauses) with Mr. Richard L. Kramer and Republic Properties Corporation will terminate upon the occurrence of a change in control of us, as defined above under “— Certain Tax Payments in Connection with a Change in Control”.

Under the terms of the non-competition agreements, Republic Properties Corporation and Mr. Richard L. Kramer will be permitted to continue to hold interests in certain real estate entities in the Washington, D.C. metropolitan area, including Mr. Richard L. Kramer’s ownership interests in certain real estate properties in Washington, D.C. known as The Portals I and II. The non-competition agreements also contain a non-solicitation covenant that covers the same period as the non-competition provisions. Under this covenant, Republic Properties Corporation and Mr. Richard L. Kramer agree that during this period, neither Mr. Richard L. Kramer nor Republic Properties Corporation will solicit our employees, officers, agents, representatives or independent contractors. Mr. Richard L. Kramer and Republic Properties Corporation have also agreed to refer without consideration to us any investment and fee-based development opportunities for commercial office properties in the Washington, D.C. metropolitan area that are presented to them for a period that is the longer of the three-year period beginning on the date of the agreement or the period during which Mr. Richard L. Kramer is a member of the Board.

Non-competition Agreement with Steven A. Grigg.  We entered into a non-competition agreement with Steven A. Grigg, our former Vice Chairman of our Board of Trustees, President and Chief Development Officer. Pursuant to the agreement, Mr. Grigg was prohibited from, during the term of his respective employment with us, directly or indirectly competing with us. The covenants not to compete will be effective until December 20, 2008. Under the terms of the non-competition agreement, Mr. Grigg will be permitted to continue to hold interests in certain real estate entities in the Washington, D.C. metropolitan area, including Mr. Grigg’s ownership interests in certain real estate properties in Washington, D.C. known as The Portals I and II. The non-competition agreement also contains a non-solicitation covenant that covers the same period as the non-competition provisions. Under this covenant, Mr. Grigg agrees that during this period, he will not solicit our employees, officers, agents, representatives or independent contractors. On December 22, 2006, Mr. Grigg filed a lawsuit against the company in the Superior Court of the District of Columbia in which he alleges among other things, that the non-competition agreement is unenforceable and void. See “Item 10. Directors, Executive Officers and Corporate Governance — Trustee Proceedings that are Adverse to the Company”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board and shareholders approved the 2005 Omnibus Long-Term Incentive Plan, or Plan, prior to the completion of the IPO. We filed a registration statement on Form S-8 with respect to common shares issuable under the 2005 Omnibus Long-Term Incentive Plan with the SEC on December 21, 2005. Common shares covered by the Form S-8 registration statement, including common shares issuable upon exercise of options or restricted shares, are eligible for resale without restriction under the Securities Act unless held by affiliates.

We reserved 2.5 million common shares for issuance under the Plan. The Plan provides for the grant of unrestricted shares, options, share appreciation rights, restricted shares, restricted share units and other equity-based awards. In connection with the IPO, we issued 243,915 shares of restricted stock to certain of our trustees, executive officers and other employees. These restricted shares vested immediately upon the closing of the IPO; however, holders are subject to a lock-up agreement that prevents the transfer of these shares prior to July 2007. From January 1, 2006 through March 31, 2007, we have issued 43,296 shares of restricted stock to certain employees and trustees. The shares issued to our employees typically vest over a four-year period. The shares issued to our trustees are fully vested and are issued in lieu of cash compensation for serving on our Board of Trustees.

The following table sets forth certain information regarding our equity compensation plans as of March 31, 2007.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	—	—	2,212,789
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	2,212,789

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common shares and units of interest in Republic Property Limited Partnership as of March 31, 2007 by (i) each of our trustees; (ii) each of our named executive officers; (iii) our trustees, our named executive officers and other executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than five percent of the outstanding common shares.

Each person named in the table has sole voting or investment power with respect to all common shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. In addition to the beneficial ownership of common shares, pursuant to SEC rules and regulations, we are required to report the beneficial ownership of all securities that are owned by each of the persons named below that are convertible or exchangeable for our common shares through May 30, 2007, the 60th day from March 31, 2007. Some of our trustees and executive officers beneficially own units of interest in Republic Property Limited Partnership, our Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, upon a notice of redemption from a unit holder, the units can be exchanged for cash based on the fair market value of our common shares or at the election of the company on a one-for-one basis for common shares that have been registered. Each such trustee and executive officer, however, has agreed not to sell or otherwise transfer or encumber any of our common shares or Operating Partnership units prior to July 1, 2007, without the prior written consent of Lehman Brothers Inc. and Bear, Stearns & Co. Inc., the lead underwriters of our initial public offering. Accordingly, the number of Operating Partnership units beneficially owned by any trustee or executive officer is not convertible or exchangeable for our common shares through May 30, 2007 and therefore are not considered beneficially owned under the SEC’s rules and regulations. Nevertheless, we have included the amount of Operating Partnership units held by each of our trustees and executive officers in the table below. As of March 31, 2007, we had 26,082,020 common shares issued and outstanding and our Operating Partnership had 3,503,219 Operating Partnership units that are not beneficially owned by us.

Unless otherwise provided, the address of the trustees, executive officers and beneficial owners included in the table below is c/o Republic Property Trust, 13861 Sunrise Valley Drive, Suite 410, Herndon, Virginia 20171.

		Number of Operating
	Number of Common Shares	Partnership Units	Percent of All
Beneficial Owner	Beneficially Owned	Beneficially Owned	Common Shares(1)

John S. Chalsty	6,168	—	*
Peter J. Cole	27,423	—	*
Michael J. Green	28,932	—	*
Steven A. Grigg(2)	695	233,137	*
Michael C. Jones	12,151	750	*
Mark R. Keller(3)	86,895	228,635	1.2%
Richard L. Kramer(4)	426,619	2,290,018	9.6%
Ronald J. Kramer	5,393	—	*
Gregory H. Leisch	4,340	—	*
Ronald D. Paul	10,587	—	*
Gary R. Siegel(5)	28,932	545,386	2.2%
High Rise Capital Advisors, L.L.C., and affiliated entities(6)	2,251,600	—	8.6%
Morgan Stanley, and affiliated entities(7)	2,148,765	—	8.2%
Nuveen Asset Management, and affiliated entities(8)	1,995,000	—	7.7%
Security Capital Research & Management Incorporated, and affiliated entities(9)	3,990,000	—	15.3%
Wesley Capital Management, LLC and affiliated persons(10)	2,177,600	—	8.4%
All trustees and executive officers as a group (13 persons)	658,965	3,298,676	13.4%

*	Less than 1.0%

(1)	For the purposes of this calculation, the number of common shares deemed outstanding is the sum of (a) an aggregate of 26,082,020 common shares issued and outstanding as of March 31, 2007 and (b) any common shares that such person has the right to acquire pursuant to the redemption of units (assuming we elect to issue common stock rather than pay cash upon such redemption); provided, that any common shares issuable to such person pursuant to subparagraph (b) is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Grigg owns 695 common shares and 233,137 Operating Partnership units directly.

(3)	Mr. Keller owns 86,895 common shares and 228,635 Operating Partnership units directly.

(4)	Mr. Richard L. Kramer owns 7,119 common shares and 766,857 Operating Partnership units directly. He also is deemed to beneficially own (a) 913,263 Operating Partnership units held by RKB/Republic Capital LLC, of which Mr. Richard L. Kramer is a manager and Carlyle Investments LLC is a member, of which Mr. Richard L. Kramer is the controlling member, (b) 195,000 Operating Partnership units owned by KRIVCO/1425 LLC, of which The Lillian R. Kramer Special Revocable Trust and The I. Melvin

Kramer Special Revocable Trust are the members (Mr. Richard L. Kramer is a trustee and a beneficiary of each trust), (c) 414,898 Operating Partnership units owned by RPC, of which Mr. Richard L. Kramer is a controlling shareholder, (d) 208,400 common shares purchased in the IPO by The Lillian R. Kramer Special Revocable Trust, of which Mr. Richard L. Kramer is a trustee and a beneficiary, (e) 2,700 shares purchased in the IPO by him as custodian for his daughter, and (f) 208,400 common shares purchased in the IPO by The I. Melvin Kramer Special Revocable Trust, of which Mr. Richard L. Kramer is a trustee and a beneficiary.

(5)	Mr. Siegel owns 28,932 common shares directly. He also is deemed to beneficially own (a) 517,546 Operating Partnership units owned by Hoppenstein Insurance Trust, a trust for the benefit of Mr. Richard L. Kramer’s wife and of which Mr. Siegel acts as trustee, and (b) 27,840 Operating Partnership units owned by ACK Carlyle LLC, of which ACK Carlyle Investment Trust is the majority interest holder, of which Mr. Siegel is the trustee of the trust for the benefit of Mr. Richard L. Kramer’s daughter.

(6)	Based on the information provided in a Schedule 13G filed jointly by High Rise Capital Advisors, L.L.C., Bridge Realty Advisors, L.L.C., Cedar Bridge Realty Fund, L.P., Cedar Bridge Institutional Fund, L.P., David O’Connor and Charles Fitzgerald on February 14, 2007. Pursuant to the Schedule 13G, (i) High Rise Capital Advisors reports that, of the aggregate 2,251,600 common shares it beneficially owns, it has sole voting and dispositive power over 0 common shares, (ii) Bridge Realty Advisors reports that, of the aggregate 2,251,600 common shares it beneficially owns, it has sole voting and dispositive power over 0 common shares, (iii) Cedar Bridge Realty Fund reports that, of the aggregate 1,183,760 common shares it beneficially owns, it has sole voting and dispositive power over 0 common shares, (iv) Cedar Bridge Institutional Fund reports that, of the aggregate 1,067,840 common shares it beneficially owns, it has sole voting and dispositive power over 0 common shares, (v) David O’Connor reports that, of the aggregate 2,251,600 common shares he beneficially owns, he has sole voting and dispositive power over 0 common shares and (vi) Charles Fitzgerald reports that, of the aggregate 2,271,600 common shares he beneficially owns, he has sole voting and dispositive power over 20,000 common shares. Each reporting person’s address is 535 Madison Avenue, 26th Floor, New York, NY 10022.

(7)	Based on the information provided in a Schedule 13G filed jointly by Morgan Stanley and Morgan Stanley Investment Management Inc., or MSIM, on February 14, 2007. Pursuant to the Schedule 13G, (i) Morgan Stanley reports that, of the aggregate 2,148,765 common shares it beneficially owns, it has sole voting power over 1,500,059 common shares, and (ii) MSIM reports that, of the aggregate 2,026,565 common shares it beneficially owns, it has sole voting power over 1,427,809 common shares. Morgan Stanley’s address is 1585 Broadway, New York, NY 10036; MSIM’s address is 1221 Avenue of the Americas, New York, NY 10020.

(8)	Based on the information provided in a Schedule 13G filed jointly by Nuveen Asset Management, or NAM, and Nuveen Real Estate Income Fund, or NREIF, on February 13, 2005. Pursuant to the Schedule 13G, (i) NAM reports that, of the 1,995,000 common shares it beneficially owns, it has shared voting and dispositive power over 1,995,000 shares, and (ii) NREIF reports that, of the 1,579,000 common shares it beneficially owns, it has shared voting and dispositive power over 1,579,000 shares. All of the shares reported pursuant to the Schedule 13G are managed by Security Capital Research & Management Incorporated, who is an unaffiliated third-party subadviser to NAM and NREIF. NAM disclaims all beneficial ownership of the common shares managed on its behalf by third parties. The address for each reporting persons is 333 West Wacker Drive, Chicago, IL 60606.

(9)	Based on the information provided in a Schedule 13G filed jointly by Security Capital Research & Management Inc., or Security Research, and Security Capital Preferred Growth Incorporated, or Security Preferred, on December 22, 2005. Pursuant to the Schedule 13G, Security Research and Security Preferred reported that, of the aggregate 3,990,000 shares, (i) Security Research has the sole voting and dispositive power over all 3,990,000 shares, and (ii) Security Preferred has the sole voting and dispositive power over 1,995,000 shares. Additionally, the entities reported that of the aggregate 3,990,000 shares, 1,579,000 are owned by NREIF, a closed-end management investment company under the Investment Company Act of 1940, as amended, that is not affiliated with either Security Capital or Security Research. The address of each reporting person is 10 South Dearborn Street, Suite 1400, Chicago, Illinois 60603.

(10)	Based on the information provided in a Schedule 13G filed jointly by Wesley Capital Management, LLC, Arthur Wrubel and John Khoury on February 14, 2007. Pursuant to the Schedule 13G, (i) Wesley Capital Management has the sole voting and dispositive power over 0 shares, (ii) Arthur Wrubel has the sole voting and dispositive power over 0 shares and (iii) John Khoury has the sole voting and dispositive power over 0 shares. The address of each reporting person is 717 5th Avenue, 14th Floor, New York, NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Option Properties.  Simultaneously with the completion of our IPO and the related formation transactions, we entered into agreements with entities in which Messrs. Richard L. Kramer, Grigg and Keller and their affiliates have ownership interests that grant us options to acquire The Portals III and Republic Square I and II. Republic Square I obtained all of its approvals from the District of Columbia and tenants have commenced occupancy. The Portals III has obtained a certificate of substantial completion and has executed one lease, while the third asset, Republic Square II, is an undeveloped parcel of land. The purchase price for these three properties, if we exercise our option, is payable in primarily Operating Partnership units, as well as the assumption (or discharge if such assumption is not permitted by the lender) of indebtedness. In connection with any exercise of our options to purchase these properties, Messrs Richard L. Kramer, Grigg, Keller and their affiliates and Republic Properties Corporation will receive consideration only in the form of Operating Partnership units. Each of Messrs. Kramer, Grigg and Keller will benefit from any decision by us to exercise our option.

Additionally, we have agreed that if we exercise the option with respect to a property and dispose of an interest in that property in a taxable transaction within ten years of our exercise of the option to acquire that property, we will indemnify the direct and indirect owners (including Messrs. Richard L. Kramer, Grigg, Keller and their affiliates) for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of the exercise of the option (as well as the tax liabilities incurred as a result of the reimbursement payment). Although it may be in our shareholders’ best interest that we sell a property, it may be economically prohibitive for us to do so because of these obligations.

The terms of these option agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires on June 1, 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008 provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009 provided, among other conditions, a rate cap is obtained for the extension period.

Management and Development Services Agreements

Contribution of Management and Development Services by Republic Properties Corporation.  In connection with the formation transactions consummated in connection with the initial public offering, we entered into agreements with RPC pursuant to which RPC directly or indirectly contributed certain management, leasing and real estate development operations to our Operating Partnership. The assets contributed include agreements to provide management and leasing services for the 10 properties that were included in our portfolio at the time of the IPO, agreements to provide fee-based development and management services with respect to two of the Option Properties (Republic Square I and II), an agreement to provide fee-based development services to the City of West Palm Beach in connection with the City Center project and other assets that are used by the Operating Partnership in connection with the performance of these services.

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

Outsourcing of Management and Development Services for The Portals Properties.  Messrs. Richard Kramer and Grigg and RPC, each general partners of Portals Development Associates Limited Partnership, or PDA, have certain rights to provide management and development services and currently receive fees from PDA in connection with providing management and development services to a group of properties and parcels of land in the District of Columbia known as The Portals, which consists of (i) two occupied office buildings, The Portals I and II, (ii) one completed but partially occupied office building, Portals III, one of our Option Properties, and (iii) two development properties, The Portals IV and V (collectively, “The Portals Properties”). Currently, The Portals IV and V are undeveloped parcels of land. In connection with the formation transactions, we entered into agreements with Messrs. Richard Kramer and Grigg and RPC, to provide:

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

These fees are payable to us on a monthly basis. These fees represent only a portion of (and will be payable out of) the management and development fees that will continue to be payable to Messrs. Richard Kramer and Grigg and RPC through PDA, which include, among other items:

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

The fees described above, which are payable to Messrs. Richard Kramer and Grigg and Republic Properties Corporation (out of which a portion will be payable to us) are payable only out of net cash flow and net refinancing and real estate sale proceeds realized by PDA that are available for distribution. The portion of the fees payable to us are due on a monthly basis and will be paid on a priority basis prior to payment of the remaining balance of such fees to Messrs. Richard Kramer and Grigg and RPC.

Consideration Paid for Agreements.   The aggregate consideration paid for the property management and development agreements described above was 482,192 OP units, or approximately $5.8 million based on the initial offering price of $12.00 per share. The consideration paid approximated our estimate of the fair value of the contracts at the date of the IPO, which was determined based on the projected probability weighted net cash flows of these agreements and valuation assumptions consistent with market conditions. The contribution of these agreements is considered a non-cash transaction for the purposes of the statement of cash flows.

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

We recorded in other assets intangible assets totaling $1.9 million representing the new third party management and development agreements described above. We amortize the intangible assets recorded for development service arrangements as the services are provided proportionate to the anticipated revenue recognized. We amortize the intangible assets recorded for management contracts as the services are provided. Refer to “2006 Impairment Charges” below for an update on these intangible assets. The remaining net book value of the development agreement intangible assets was $0 and $178,000 as of March 31, 2007 and December 31, 2006, respectively.

2006 Impairment Charges.   Generally accepted accounting principles require an assessment of whether long-lived assets are impaired. We have outlined below the outcome of that assessment for each of the intangible assets related to the management and development agreements described above.

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

During the second quarter of 2006, progress was made on the demolition phase of the project. Consistent with generally accepted accounting principles, in connection with the work on the demolition phase, we have reflected $2.2 million of reimbursable construction costs as management and development fees and $2.2 million of related costs as cost of management and development fees and related reimbursements in our consolidated statement of operations. An additional $0.1 million in miscellaneous costs related to the project are reflected in cost of management and development fees and related reimbursements. During the third and fourth quarters of 2006 there were no construction costs incurred and, as a result, there were no management and development fees or cost of management and development fees reflected in those periods.

REPUBLIC SQUARE II AND PORTALS IV AND V DEVELOPMENT AND MANAGEMENT AGREEMENTS — In April, 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to Republic Square II, Portals IV and Portals V. Any party to these three agreements could have terminated the agreements upon thirty days’ written notice. Construction of Republic Square II, Portals IV and Portals V has not yet commenced; the properties remain undeveloped parcels of land. The termination of the development and management services rights does not affect our rights under the Option Agreement to purchase Republic Square II.

PORTALS III AND REPUBLIC SQUARE I DEVELOPMENT AND MANAGEMENT AGREEMENTS — In April, 2007, we received a termination notice in connection the Portals III and Republic Square I Development and Management Services Agreements Pursuant to the termination notices, the owners allege that we have materially breached these agreements and have elected to terminate all rights under the agreements as of May 9, 2007. No such termination right exists with respect to the development services; therefore, the owner’s termination of the Trust’s development services rights violates the terms of each of the Portals III Agreement and the Republic Square I Agreement. Any party to the Portals III and Republic Square I Agreements can terminate the management services rights upon thirty days’ written notice. The termination of these development and management rights does not affect our rights under the Option Agreement to purchase Portals III.

We believe in good faith that the owner’s allegations and assertions in each of its termination notices that we breached the Portals III and Republic Square I Development Services and Management Agreements are without merit. We have delivered written default notices to the Portals III and Republic Square I owners with respect to each owner’s termination notices. We believe that the owners do not have the right to unilaterally and unconditionally terminate these agreements on thirty days’ notice under the terms thereof, other than with respect to management services under the Republic Square I Agreement and the Portals III Agreement. Accordingly, we rejected these improper termination notices with respect to our development services rights in their entirety. Due to the owners’ anticipatory breach of the Portals III Development Services and Management Agreement, in addition to other actions by the owners that constitute defaults under this agreement, we terminated the Portals III Agreement effective April 10, 2007. We intend to vigorously prosecute and defend our position under these agreements.

In connection with the Fourth Quarter 2006 financial close, the Company decided that the Portals III and Republic Square I Agreements were not impaired at December 31, 2006. Due to the receipt of these termination notices, in the First Quarter 2007 financial close, the Trust expects to write — off to management and development agreement write-off expense approximately $142,000 with respect to the Portals III and Republic Square I Agreements.

PORTALS I AND II MANAGEMENT AGREEMENTS AND PDA ASSET MANAGEMENT AGREEMENT — In April, 2007, we received a termination notice in connection with the Portals I and II Management Agreements, and the PDA Asset Management Agreement. Pursuant to the termination notices, the owners allege that the Company has materially breached these agreements and has elected to terminate all rights under the agreements as of May 9, 2007. We believe that the owners do not have the right to unilaterally and unconditionally terminate these three agreements on thirty days’ notice under the terms thereof and that the termination of these management services rights by the respective owners violates the terms of these agreements. Prior to the owners’ purported terminations of these agreements, each agreement provided that it would have terminated on December 15, 2007, so long as either party had elected to terminate the same upon not less than ninety days’ prior written notice to the other party electing to terminate such agreement. Accordingly, we rejected these improper termination notices in their entirety. Due to the owners’ anticipatory breach of the Portals I Agreement, Portals II Agreement and PDA Asset Management Agreement, in addition to other actions by the owners that constitute defaults under these agreements, we delivered written notices to the owners terminating these three agreements effective April 10, 2007. We believe in good faith that the owner’s allegations and assertions in each of its termination notices that the Company breached the agreements are without merit, and we intend to vigorously prosecute and defend our position.

In connection with our 2006 fourth quarter close, we concluded that a third party would be unwilling to pay us for the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement. Accordingly, we estimated that the PDA Asset Management Agreement, the Portals I Management Agreement, and the Portals II Management Agreement had no fair value, and accordingly we wrote-off to management and development agreement write-off expense $0.8 million in unamortized costs.

As a result of the termination of these agreements, we do not expect to have significant fees or costs of management and development fees in the future and there are no intangible assets recorded as of March 31,

2007. However, we expect to incur $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements.

Fees Earned.  The table below shows, for each related party contract, the amount of fee revenue we recognized in 2006, and the accounts receivable balance as of December 31, 2006 and March 31, 2007 (dollars in thousands):

		Balance	Balance
	2006	Receivable at	Receivable at
	Revenue	December 31,	March 31,
	Recognized	2006	2007

Portals I Management Fees(1)	$227	$39	77
Portals II Management Fees(1)	313	58	79
PDA Asset Management Fees(1)	1,100	92	168
Republic Square I Management Fees(1)	15	2	37
Republic Square I Development Fees(1)	596	197	—
Portals III Development Fees(1)	519	76	156
Portals III Financing Fee(1)	600	—	—
Other	7	3	4

Total	$3,377	$467	521

(1)	On March 13, 2006, TRS executed a Letter Agreement with Parcel 47D LLC and Portals Interests LLC (each single purpose entities established by PDA), pursuant to which TRS provided services in connection with the recapitalization and extension of the construction loans for Portals III. For such assistance, TRS earned a fee of $600,000. The disinterested Board members reviewed and approved this transaction.

Although we believe that all balances receivable outstanding are fully collectible, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We are unable at this time to estimate the possible loss or possible range of loss.

Office Space at The Portals I.  Immediately prior to completing of our IPO, we entered into an annual lease for 1,770 square feet of office space at The Portals I. The Portals I is owned by entities in which Messrs. Kramer, Grigg and Siegel have approximate 6.5%, 5.7% and 15.1% indirect ownership interests, respectively. The ownership interests attributable to Mr. Siegel primarily consist of certain trusts for the benefit of Mr. Richard L. Kramer’s affiliates for which Mr. Siegel acts as trustee and over which Mr. Siegel disclaims any beneficial ownership.

The lease requires monthly payments of $6,638. For the fiscal year ended December 31, 2006, we paid $79,656 to lease the office space at Portals I. Our lease expired on December 15, 2006; however, the lease contained three six-month extension options available for us to exercise in our sole discretion. We exercised the first six-month option; therefore, we will continue to pay $6,638 per month through June 15, 2007. We do not intend to lease space at Portals I after June 15, 2007.

Partnership Agreement.  Concurrently with the completion of our IPO, we entered into an amended and restated partnership agreement with the various limited partners in our Operating Partnership. We are the sole general partner of the Operating Partnership. As of March 31, 2007, we owned approximately 88% of the economic interests of our Operating Partnership. As of March 31, 2007, Messrs. Richard L. Kramer, Grigg, Keller and Siegel, or entities controlled by them, owned approximately 11% of our Operating Partnership’s limited partnership interests.

Employment of Immediate Family Members.  Mr. Keller’s stepdaughter is an assistant vice president and earned $126,750 in base salary and annual bonus in 2006. Her compensation and benefits are commensurate with her peers’.

Our Procedures with Respect to Related Person Transactions

Amendments or Modifications to Related Party Management, Development and Option Agreements.  Each of our management, development services and option agreements with Messrs. Kramer and Grigg and Republic Properties Corporation described above requires any amendments or modifications to the terms of each particular agreement to be approved by at least a majority of the independent members of our Board of Trustees. Further, we are prohibited under the terms of these agreements from providing financial support of any type, including equity, debt or any other type of financing, to Messrs. Kramer or Grigg or Republic Properties Corporation (or any subsidiary or affiliate thereof), as the case may be, in connection with these agreements. We have implemented these additional contractual obligations and policies in order to ensure the implementation of a rigorous and comprehensive process for the review and evaluation by the independent members of our Board of Trustees of the related party nature of these agreements and believe these added protections provide us and our shareholders with additional safeguards to ensure fair and reasonable arrangements with entities, such as Republic Properties Corporation, controlled by Messrs. Kramer and Grigg.

Interested Trustee and Officer Transactions

General Related Party Transaction Procedures.  In February 2006, our Board of Trustees approved the written policy entitled General Related Party Transaction Procedures. The purpose of the policy is to further the goal of ensuring that any related party transaction is properly reviewed, and if necessary, approved by a majority of the disinterested trustees of the Board. The following are the procedures used to identify and review all related party relationships and transactions:

•	Each trustee and executive officer is responsible for identifying and reporting to our General Counsel any transaction or arrangement between us and our trustees or executive officer (or immediately family members of, or entities affiliated with, trustees or executive officers).

•	Upon notification of the possible occurrence of a potential related party transaction, the General Counsel will gather information regarding the proposed transaction to ascertain the nature and extent of the interested party’s interest. The General Counsel will then notify the Chairman of the Corporate Governance and Nominating Committee of such transaction.

•	The Chairman of the Corporate Governance and Nominating Committee has the responsibility and authority to determine whether or not the proposed transaction should be reviewed by the Committee. If a transaction involves a member of the Committee, the interested member will not participate in any Committee or Board discussion regarding the transaction.

•	If the Corporate Governance and Nominating Committee meets to review and approve any related party transaction, the Committee considers, among other things:

•	The nature of the related person’s interest in the transaction;

•	The material terms of the transaction, including, without limitation, the amount and type of transaction;

•	The importance of the transaction to the related person;

•	The importance of the transaction to the company; and

•	Whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company.

•	After the Corporate Governance and Nominating Committee completes its review, if the proposed transaction is required to be approved by the disinterested members of the Board of Trustees in accordance with our Corporate Governance Guidelines, the disinterested members of the Board will meet to review and discuss the proposed transaction. At this meeting of disinterested trustees, the members of the Committee will advise the other trustees of the Committee’s recommendation regarding the proposed transaction. Any such transaction must be approved by the affirmative vote of a majority of the disinterested trustees.

Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that generally prohibits conflicts of interest between our trustees, officers and employees on the one hand, and us on the other hand. Any contract or transaction between us, our Operating Partnership or any of our subsidiaries, on the one hand, and any of our trustees or executive officers or any entity in which such trustee or executive officer is a director or has a material financial interest, on the other hand, must be approved by the affirmative vote of a majority of the disinterested trustees. Further, our Corporate Governance Guidelines also require each of our trustees to notify us of any transaction in which any of our trustees or any immediate family member of such trustee has a personal or financial interest (direct or indirect) or may otherwise have a potential conflict of interest in order to ensure that the transaction is in our best interests and will not otherwise create a conflict of interest. Our Board of Trustees will determine whether such trustee has a material personal or financial interest in a transaction or arrangement on a case-by-case basis, but such trustee will be considered to have a material personal or financial interest in a transaction or arrangement if we will be required to disclose the transaction or arrangement in our annual proxy statement to our shareholders or our annual report. Such interested trustee will not participate in any discussion of our Board of Trustees regarding the matter in which such trustee has an interest. Where appropriate, in the judgment of the disinterested trustees, our Board of Trustees may obtain a fairness opinion or engage independent counsel to represent the interests of non-affiliated security holders, although our Board of Trustees has no obligation to do so.

Any waiver of our conflicts of interest policy for executive officers and trustees must be made by our Board of Trustees or a committee thereof. We will disclose waivers of our conflicts of interest policy in accordance with law or regulations of the SEC and the NYSE.

Director Independence

The information regarding the independence of Messrs. Paul, Ronald Kramer, Leisch and Chalsty is disclosed above under “Item 10. Directors, Executive Officers and Corporate Governance — Trustee Independence.” and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

Disclosure of Ernst & Young LLP Fees for the Years Ended December 31, 2006 and 2005

The following summarizes the fees billed by Ernst & Young LLP for services rendered during, or in connection with, our 2006 and 2005 fiscal years, as applicable:

	2006	2005(1)

Audit Fees(2)	$762,500	$2,730,000
Audit-Related Fees	$90,000	—
Tax Fees(3)	$111,000	$105,000
All Other Fees	—	—
Total	$963,500	$2,835,000

(1)	For the periods prior to December 20, 2005, Ernst & Young LLP rendered its services to our Predecessor.

(2)	Audit Fees for 2006 include fees for (i) the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; (ii) the attestation of management’s report on the effectiveness of internal control over financial reporting; and (iii) accounting consultations on matters addressed during the independent investigation with respect to the City Center project in West Palm Beach. Audit Fees for 2005 include fees for services associated with our IPO, including review of registration statements and related issuances of comfort letters and consents and other services related to SEC matters.

(3)	Tax fees earned include fees for tax compliance, tax return preparation and tax planning.

Prior to our initial public offering, all audit and non-audit services provided by Ernst & Young LLP to us were approved by our Predecessor’s general partner. All audit and permissible non-audit services provided by Ernst & Young LLP to us since we became a public company have been pre-approved by the Audit

Committee, either pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence from us.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve either pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the Audit Committee, any engagement of our independent registered public accounting firm to provide any audit or permissible non-audit service to the company. Pursuant to the Audit and Non-Audit Services Pre-Approval Policy, which the Audit Committee will review and reassess annually, a list of specific services within certain categories of services, including audit, audit-related, tax and other services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairman to specifically pre-approve engagements for the performance of audit and permissible non-audit services, for which the estimated cost for each specified type of service shall not exceed $100,000. The chairman must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement, including:

•	the type of services covered by the engagement;

•	the dates the engagement is scheduled to commence and terminate;

•	the estimated fees payable by us pursuant to the engagement;

•	other material terms of the engagement; and

•	such other information as the Audit Committee may request.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of Republic Property Trust(6)
3.2	First Amended and Restated Bylaws of Republic Property Trust(6)
4.1	Form of Common Share Certificate(3)
10.1	First Amended and Restated Agreement of Limited Partnership of Republic Property Limited Partnership(6)
10.2	Agreement and Plan of Merger, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and RKB Holding L.P.(3)
10.3	Contribution Agreement, dated as of September 23, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(2)
10.4	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among Republic Property Trust, Republic Property Limited Partnership and the partners of RPT 1425 LLC(6)
10.5	Contribution Agreement, dated as of September 23, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(2)
10.6	Amendment to Contribution Agreement, dated as of December 20, 2005, by and among RKB Washington Property Fund I L.P., Republic Property Limited Partnership, Richard L. Kramer, Steven A. Grigg, Mark R. Keller and the other parties named therein(6)

Exhibit

10.7	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(2)
10.8	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of December 20, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (Republic Square I)(6)
10.9	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Republic Property Limited Partnership and 660 North Capitol Street Property LLC (Republic Square II)(2)
10.10	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(2)
10.11	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals I)(3)
10.12	Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(2)
10.13	Amendment to Management Services Rights Contribution Agreement, dated as of November 28, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals II)(3)
10.14	Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(2)
10.15	Amendment to Development Services Rights and Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals III)(3)
10.16	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals IV)(2)
10.17	Development Services Rights and Management Services Rights Contribution Agreement, dated as of October 24, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership (Portals V)(2)
10.18	Management Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation, Republic Property Limited Partnership and the other parties named therein(2)
10.19	Development Services Rights Contribution Agreement, dated as of September 23, 2005, by and between Republic Properties Corporation and Republic Property Limited Partnership (City Center Project)(2)
10.20	Option Agreement, dated as of November 28, 2005, by and between Parcel 47D LLC and Republic Property Limited Partnership(3)
10.21	Option Agreement, dated as of November 28, 2005, by and among 25 Massachusetts Avenue Property LLC, 660 North Capitol Street Property LLC and Republic Property Limited Partnership(3)
10.22	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Mark R. Keller(6)#
10.23	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.24	Employment Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.25	Amended and Restated Employment Agreement, dated as of November 23, 2005, by and between Republic Property Trust and Michael J. Green(3)#

Exhibit

10.26	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Steven A. Grigg(6)#
10.27	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Richard L. Kramer(6)#
10.28	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Gary R. Siegel(6)#
10.29	Amended and Restated Non-competition Agreement, dated as of November 23, 2005, by and between Michael J. Green and Republic Property Trust(3)#
10.30	Non-competition Agreement, dated as of December 20, 2005, by and between Republic Property Trust and Republic Properties Corporation(6)
10.31	Republic Property Trust 2005 Omnibus Long-Term Incentive Plan, effective as of December 13, 2005(6)#
10.32	Services Agreement, dated as of November 29, 2005, by and among Republic Properties Corporation, Richard L. Kramer, Steven A. Grigg and Republic Property Limited Partnership(3)
10.33	Republic Property Trust Trustees Deferred Compensation Plan, effective as of December 14, 2005(6)#
10.34	Form of Restricted Share Agreement(3)#
10.35	Republic Property Trust Trustees Compensation Policy, effective as of December 14, 2005(6)#
10.36	Republic Property Limited Partnership Senior Secured Revolving Credit Facility Commitment Letter, dated as of March 3, 2006, by and among KeyBank National Association and KeyBank Capital Markets(9)
10.37	Commitment Letter, dated as of October 28, 2005, by and among RKB Washington Property Fund I L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(5)
10.38	Amendment to Commitment Letter, dated as of December 13, 2005, by and among RKB Washington Property Fund I, L.P., Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Lehman Brothers Bank FSB(6)
10.39	Fixed Rate Note, dated September 23, 2002, made by RKB Pender LLC and payable to JPMorgan Chase Bank(6)
10.40	Deed of Trust and Security Agreement, dated September 23, 2002, made by RKB Pender for the benefit of JPMorgan Chase Bank(6)
10.41	Deed of Trust Note, dated June 13, 2003, made by RKB WillowWood LLC and payable to Archon Financial, L.P.(6)
10.42	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, June 13, 2003, made by RKB WillowWood LLC for the benefit of Archon Financial, L.P.(6)
10.43	Deed of Trust Note, dated May 13, 2003, made by RKB Lakeside LLC and payable to Archon Financial, L.P.(6)
10.44	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, May 13, 2003, made by RKB Lakeside LLC for the benefit of Archon Financial, L.P.(6)
10.45	Deed of Trust Note, dated June 15, 2005, made by RPT 1425 New York Avenue LLC and payable to Archon Financial, L.P.(6)
10.46	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated June 15, 2005, made by RPT 1425 New York Avenue LLC for the benefit of Archon Financial, L.P.(6)
10.47	Loan Agreement, dated as of December 29, 2004, by and among Archon Financial, L.P., Presidents Park I LLC, Presidents Park II LLC and Presidents Park III LLC(6)
10.48	Amendment to Loan Agreement, dated as of December 20, 2005, by and among Goldman Sachs Mortgage Company, Presidents Park I LLC, Presidents Park II LLC, Presidents Park III LLC and Republic Property Limited Partnership(6)
10.49	Letter Agreement, effective as of March 13, 2006, by and among Parcel 47D LLC, Portals Interests LLC and Republic Property TRS, LLC(7)

Exhibit

10.50	Purchase and Sale Agreement and Escrow Instructions by and between SMII Fairfax LLC and Republic Property Limited Partnership, dated as of March 22, 2006(8)
10.51	Professional Services Agreement, effective as of October 26, 2004, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.52	Amendment No. 1 to Professional Services Agreement, effective as of March 28, 2005, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.53	Amendment No. 2 to Professional Services Agreement, effective as of March 29, 2006, by and between West Palm Beach Community Redevelopment Agency and Republic — WPB Corp(10)
10.54	Amendment to Republic Property Trust Non-Employee Trustees Compensation Policy, effective as of January 1, 2006(10)#
10.55	Senior Secured Revolving Credit Agreement, dated as of May 1, 2006, by and among Republic Property Limited Partnership, as borrower, and Republic Property Trust, as guarantor, and KeyBank National Association, and other lenders which are parties to the Agreement, and KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager(10)
10.56	Loan Agreement between RPB WillowWood I, LLC and RPB WillowWood II, LLC and Lehman Brothers Bank, FSB, dated May 24, 2006(11)
10.57	Purchase and Sale Agreement between Dulles Park Tech LLC, as seller, and Republic Property Limited Partnership, as purchaser, for the property located at Dulles Park Technology Center, Fairfax County, Virginia, dated July 31, 2006(11)
10.58	First Amendment to Senior Secured Revolving Credit Agreement, dated September 27, 2006(12)
10.59	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for Republic Park LLC, dated September 29, 2006(12)
10.60	Promissory Note between KeyBank National Association and Republic Park LLC, dated September 29, 2006(12)
10.61	Purchase and Sale Agreement between 1129 20th Street NY Owner LLC, as seller, and Republic 20th Street LLC, a wholly owned subsidiary of Republic Property Limited Partnership, as purchaser, for the property located at 1129 20th Street, N.W., Washington, D.C., dated January 18, 2007(13)
10.62	Construction Loan Agreement for a loan in the amount of $74,000,000 made by and between Republic 20th Street LLC and KeyBank N.A. and KeyBanc Capital Markets, dated as of February 16, 2007(15)
10.63	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Republic 20th Street LLC for the benefit of KeyBank N.A., dated as of February 16, 2007(15)
10.64	Guaranty of Republic Property Limited Partnership and Republic Property Trust for the benefit of KeyBank N.A., dated as of February 16, 2007(15)
14.1	Code of Business Conduct and Ethics, modified as of February 28, 2007(14)
21.1	List of Subsidiaries of Republic Property Trust(15)
23.1	Consent of Ernst & Young LLP(15)
31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated April 30, 2007*
31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated April 30, 2007*
32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and Chief Financial Officer, respectively, dated March 14, 2007(15)

1)	Previously filed with the Form S-11 filed by the Registrant on September 26, 2005.

2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on October 31, 2005.

3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on November 29, 2005.

4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on December 12, 2005.

5)	Previously filed with Amendment No. 5 to the Form S-11 filed by the Registrant on December 14, 2005.

6)	Previously filed with the Form 8-K filed by the Registrant on December 22, 2005.

7)	Previously filed with the Form 8-K filed by the Registrant on March 17, 2006.

8)	Previously filed with the Form 8-K filed by the Registrant on March 24, 2006.

9)	Previously filed with the Form 10-K for the year ended December 31, 2005, filed by the Registrant on March 28, 2006.

10)	Previously filed with the Form 10-Q for the quarter ended March 31, 2006, filed by the Registrant on May 12, 2006.

11)	Previously filed with the Form 10-Q for the quarter ended June 30, 2006, filed by the Registrant on August 10, 2006.

12)	Previously filed with the Form 10-Q for the quarter ended September 30, 2006, filed by the Registrant on November 7, 2006.

13)	Previously filed with the Form 8-K filed by the Registrant on January 24, 2007.

14)	Previously filed with the Form 8-K filed by the Registrant on March 6, 2007.

15)	Previously filed with the Form 10-K for the year ended December 31, 2006, filed by the Registrant on March 14, 2007.

*	Filed herewith.

#	Represents a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC PROPERTY TRUST

By:	/s/ Mark R. Keller
Mark R. Keller
Chief Executive Officer
April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2007	/s/ Mark R. Keller Mark R. Keller Chief Executive Officer and Trustee (Principal Executive Officer)

Date: April 30, 2007	/s/ Michael J. Green Michael J. Green Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2007	Richard L. Kramer Chairman of the Board of Trustees

Date: April 30, 2007	/s/ John S. Chalsty John S. Chalsty Trustee

Date: April 30, 2007	Steven A. Grigg Trustee

Date: April 30, 2007	/s/ Ronald J. Kramer Ronald J. Kramer Trustee

Date: April 30, 2007	/s/ Gregory H. Leisch Gregory H. Leisch Trustee

Date: April 30, 2007	/s/ Ronald D. Paul Ronald D. Paul Trustee