Form 10-Q
period 2007-03-31
Republic Property Trust
filed 2007-05-03
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Shares of beneficial interest, $0.01 par value per share	26,087,199 shares

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     Various matters discussed in this Form 10-Q contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance. Investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
     Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “strategy,” “plan,” “would be,” “should,” “projected,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:
•	Our ability to borrow on favorable terms;

•	General economic and business conditions, which we believe will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

•	Adverse changes in the real estate markets including, among other things, increased competition with other companies;

•	Risks related to real estate acquisition and development, including, among other things, risks that the development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

•	Our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•	Risks associated with the leasing and operation of office properties, including risks that we may not be able to lease available space at favorable rental rates or in anticipated time frames, that tenants will not take occupancy or pay rent in accordance with their leases, or that operating costs may be greater than anticipated;

•	Our ability to pay our distributions at their current rate;

•	Governmental actions and initiatives;

•	Environmental requirements;

•	The impact of potential management changes or disputes with members of our management or Board of Trustees;

•	Our ability to acquire the option properties; and

•	The outcome of any material litigation (including any litigation with our former Vice Chairman and President and Chief Development Officer, and the Chairman of our Board of Trustees).
     The risks included above are not exhaustive. We operate in a very competitive and rapidly changing environment; therefore, new risks arise from time to time. It is impossible for us to (i) predict all such risks and (ii) assess the impact of all such risks. We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.
     We refer investors to the documents filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which discusses these and other risks that could adversely affect our results.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Republic Property Trust
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Investment in real estate:
Land	$137,600	$102,100
Commercial office buildings and improvements	482,049	483,287

	619,649	585,387
Less: accumulated depreciation and amortization	(38,492)	(33,635)

Net income producing property	581,157	551,752
Construction in progress	31,019	—

Net real estate and development assets	612,176	551,752
Cash and cash equivalents	3,488	6,956
Restricted cash	6,522	6,745
Rents and other receivables	8,800	7,630
Prepaid expenses and other assets	25,086	23,385

Total Assets	$656,072	$596,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$376,681	$345,134
Line of credit payable	40,000	5,000
Intangible lease liabilities	21,621	20,789
Accounts payable and accrued liabilities	9,535	9,335
Tenant security deposits	2,368	2,501
Advance rents	1,221	1,393

Total liabilities	451,426	384,152

Minority interest — operating partnership	24,232	25,503

Shareholders’ Equity
Preferred shares of beneficial interest, par value $0.01, 40 million shares authorized, none issued and outstanding in 2007 or 2006	—	—
Common shares of beneficial interest, par value $0.01, 200 million shares authorized, 26.1 million shares issued and outstanding in 2007 and 2006	261	261
Additional paid-in capital	219,596	219,947
Accumulated deficit	(39,443)	(33,395)

Total Shareholders’ Equity	180,414	186,813

Total Liabilities and Shareholders’ Equity	$656,072	$596,468

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
(Dollars in thousands except per share amounts)	2007	2006
Revenue:
Rental income	$16,408	$13,325
Management and development fees and associated reimbursements	1,749	1,362

Total operating revenue	18,157	14,687

Expenses:
Real estate taxes	1,826	1,290
Property operating costs	3,266	2,510
Depreciation and amortization	6,041	4,699
Cost of management and development fees and associated reimbursements	1,156	867
General and administrative	3,330	2,331
Management and development agreement write-offs	142	—

Total operating expenses	15,761	11,697

Operating income	2,396	2,990

Other income and expense:
Interest income	84	314
Interest expense	(5,648)	(3,235)

Total other income and expense	(5,564)	(2,921)

(Loss) income before minority interest	(3,168)	69

Minority interest	380	(8)

Net (loss) income	$(2,788)	$61

Basic and diluted (loss) income per common share	$(0.11)	$0.00

Weighted average common shares outstanding, basic and diluted (in millions)	26.1	26.0
Distributions declared per common share	$0.125	$0.027

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Consolidated Statements of Cash Flows — Unaudited
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Operating activities:
Net (loss) income	$(2,788)	$61
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Minority interest	(380)	8
Stock awards	215	52
Management and development agreement write-offs	142	—
Depreciation and amortization	6,041	4,699
Amortization of net lease intangibles	(612)	(346)
Amortization of loan costs	238	57
Other	100	97
Changes in operating assets and liabilities:
Marketable securities	—	1,654
Rents and other receivables	(1,170)	(1,042)
Prepaid expenses and other assets	(1,297)	(1,659)
Accounts payable and accrued expenses	(867)	(805)
Advance rents	(172)	(148)
Tenant security deposits	(133)	(6)

Net cash (used in) provided by operating activities	(683)	2,622

Investing activities
Acquisition of real estate and intangibles	(62,887)	(8,204)
Capital expenditures for building and improvements	(966)	(3,901)
Redevelopment costs	(417)	—

Net cash used in investing activities	(64,270)	(12,105)

Financing activities
Net proceeds from sale of common stock	—	11,396
Payment of offering costs	—	(4,018)
Taxes paid on behalf of Predecessor	—	(12,865)
Proceeds from issuance of debt	62,054	—
Principal repayments of debt	(30,611)	(144)
Line of credit, net	35,000	—
Payments of financing costs	(817)	(298)
Decrease in restricted cash	223	3,466
Redemption of operating partnership units	(659)	—
Distributions paid to shareholders	(3,260)	(703)
Distributions paid to unitholders	(445)	(96)

Net cash provided by (used in) financing activities	61,485	(3,262)
Net decrease in cash and cash equivalents	(3,468)	(12,745)
Cash and cash equivalents at beginning of period	6,956	23,127

Cash and cash equivalents at end of period	$3,488	$10,382

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of amount capitalized	$5,108	$2,950

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
1. Organization and Description of Business
Republic Property Trust (“we”, “us” or the “Company”) was formed on July 15, 2005, is headquartered in Herndon, VA, and is a fully-integrated, self-administered and self-managed Maryland real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market.
As of March 31, 2007, we owned 13 commercial properties consisting of 24 institutional-grade office buildings in our operating portfolio and one redevelopment project. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership, or Operating Partnership. The Company is the sole general partner of, and owns at March 31, 2007 an approximate 88% interest in, the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.
We hold options to acquire certain properties with entities affiliated with some of our executive officers and trustees. The terms of these agreements allow us to exercise our initial options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. We have the right to begin discussions with the owner with respect to purchasing the property (i) prior to it being 85% occupied and (ii) during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires in June 2007. The Republic Square I construction loans may be extended to February 2008, provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. The Portals III construction loan will mature in July 2008 and may be extended to July 2009, provided, among other conditions, a rate cap is obtained for the extension period.
We received management and development fees from third parties, including related parties, for services provided with respect to properties we do not own. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage completion basis. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue when the associated costs are incurred. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future. See Footnote 12 below.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain amounts have been reclassified to conform to the current period presentation.
We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational. For the quarter ended March 31, 2007 interest was capitalized at an average rate of 8.14% (including amortization of deferred financing costs) and amounted to $0.3 million. We capitalize salaries and related benefits in connection with lease originations. We record amortization of these deferred leasing costs on a straight-line basis over the terms of the related leases.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on our financial statements for the period ended March 31, 2007 and we do not expect FIN 48 will have a material impact on our financial position or results of operations in the future.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the diluted EPS calculation neither our net results for the periods nor the number of shares were adjusted since there were no material dilutive securities outstanding during the periods. As of March 31, 2007 there were no potentially materially dilutive shares that could dilute basic EPS in the future.
4. Comprehensive Income
We have no items of comprehensive income other than our net results for all periods presented.
5. Distributions Declared
During the three month period ended March 31, 2007 we declared and paid cash distributions of $0.125 per common share for the period from October 1, 2006 through December 31, 2006. We declared a quarterly cash distribution of $0.125 per common share for the period commencing on January 1, 2007 and ending on March 31, 2007. The distribution is payable on May 21, 2007 to shareholders of record on May 7, 2007.
6. Income Taxes
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
We have jointly elected with TRS, to treat it as a taxable REIT subsidiary of ours. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for either of the three month periods ended March 31, 2007 or March 31, 2006 as TRS did not incur taxable income for those periods.
As of December 31, 2006 TRS had an estimated net operating loss carry forward of $1.1 million. During the three months ended March 31, 2007 TRS incurred an estimated $0.1 million in taxable income which was fully offset by our previously fully reserved net operating loss carry forward. As of March 31, 2007 TRS’s net operating loss carry forward was reduced to $1.0 million. We have recorded a full valuation allowance against the corresponding deferred tax asset as a result of our short operating history.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
7. 1129 20th Street Acquisition
On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the redevelopment and construction costs will total approximately $32 million, excluding loan interest, and (ii) redevelopment and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story, Class A office building consisting of approximately 176,000 net rentable square feet. The acquisition of 1129 20th Street is reflected in our consolidated results of operations for periods subsequent to February 16, 2007.
On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $42.4 million available at March 31, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
Under its terms, the loan (i) matures on February 16, 2010, subject to a one-year extension option, (ii) bears interest at a variable rate depending on the percentage of net rentable area subject to qualified leases (the minimum rate is equal to LIBOR plus 1.25%; the maximum rate is LIBOR plus 1.65%), (iii) requires monthly installments of interest only, which may be funded out of the interest reserve established under the loan documents, up to and including the maturity date, at which time, we must pay the outstanding principal balance, all accrued and unpaid interest and any other amounts due under the loan and (iv) may be prepaid, in whole or in part, without prepayment penalty.
The following unaudited pro forma financial information sets forth the consolidated operating results as if the acquisition of 1129 20th Street had occurred at the beginning of the periods presented. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Revenue	$18,521	$16,169

Net loss	$(2,929)	$(623)

Diluted loss per share	$(0.11)	$(0.02)

8. Related Party Transactions
We had a number of management and development agreements with parties affiliated with certain members of our management and Board of Trustees. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future.
The table below shows, for each such related party contract, the amount of fee revenue we recognized during the three months ended March 31, 2007 and the accounts receivable balance at March 31, 2007 (dollars in thousands):

		Balance
	2007	Receivable at
	Revenue	March 31,
	Recognized	2007
Portals I Management Fees and Payroll Reimbursements	$222	$77
Portals II Management Fees and Payroll Reimbursements	224	79
PDA Asset Management Fees	275	168
Republic Square I — Management Fees and Payroll Reimbursements	109	37
Republic Square I — Development Fees	209	—
Portals III Management and Development Fees and Payroll Reimbursements	214	156
Other	22	4

Total (1)	$1,275	$521

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006

(1)	$485,000 of the $521,000 receivable balance at March 31, 2007 remains outstanding. We have not reserved against the accounts receivable. Although we believe that all balances outstanding at March 31, 2007 are due and payable under the contracts, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We have demanded payment, in writing, for the outstanding amounts, but have not received a formal response to such demands. We also have a deferred income balance in connection with one of the related party agreements which results from an excess of cash received to date over revenue recognized to date. We included the presence of this deferred income balance in our analysis of whether to record a reserve against the amounts receivable under the related party agreements.
9. Independent Investigation
As previously discussed in Footnote 16 of our 2006 10-K filed on March 14, 2007, the Audit Committee of our Board of Trustees completed an independent investigation of the Company’s involvement in West Palm Beach, Florida. On October 31, 2006, the Audit Committee received the final report of independent counsel. The Audit Committee’s investigation uncovered no wrongdoing or impropriety on the part of Republic Property Trust. Notwithstanding the independent counsel’s determination that Republic Property Trust did not commit any wrongdoing, counsel to the Audit Committee noted certain concerns with respect to the conduct of (i) Mr. Grigg and Republic Properties Corporation in West Palm Beach and (ii) Messrs. Richard Kramer and Grigg in connection with the internal investigation. In responding to various recommendations made by the Audit Committee’s independent counsel, the Audit, Compensation and Corporate Governance Committees recommended the following actions: (i) the termination for Cause (as that term is defined in Mr. Grigg’s employment agreement) of Mr. Grigg as our President and Chief Development Officer, (ii) requesting the voluntary resignation of Mr. Grigg as Vice Chairman of our Board, and if he does not resign, to remove him as Vice Chairman, (iii) that Mr. Richard Kramer respond to the counsel’s report, (iv) the voluntary cooperation with the Department of Justice in its ongoing investigation of public corruption in West Palm Beach, (v) amending our Code of Business Conduct and Ethics to clarify the prohibition of giving things of value to government officials and (vi) that we implement a schedule of ethics and compliance training for all employees. On February 28, 2007, the Board removed Mr. Grigg as Vice Chairman of the Board. Mr. Grigg remains a trustee. The Audit and Corporate Governance Committees continue to consider certain recommendations. We continue to consider various options regarding Mr. Richard Kramer’s position on our Board and Messrs. Richard Kramer’s and Grigg’s membership on our Board. While our Board has the power to remove and/or replace Mr. Richard Kramer as Chairman of our Board (with or without cause), under our Declaration of Trust and Maryland law only our shareholders have the right to remove members of our Board of Trustees.
Counsel to Messrs. Richard Kramer and Grigg, in separate communications, have asserted that the report of independent counsel to the Audit Committee contains inaccurate or misleading statements. We believe these assertions are without merit.
Mr. Richard Kramer has requested advancement for approximately $224,000 of legal fees incurred by him through January 2007, purportedly in connection with the independent counsel’s investigation into the Company’s involvement in West Palm Beach. There is a dispute regarding this advancement. On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for these legal fees, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously. We have not advanced any monies to Mr. Kramer, and no accrual for Mr. Kramer’s legal fees has been recorded in the financial statements for the quarter ended March 31, 2007.
As previously disclosed, we have entered into agreements with related parties that grant us options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. The Republic Square I construction loans will mature in August 2007; therefore, the initial option term for Republic Square I expires in June 2007. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. We have the right to begin discussions with the owner with respect to purchasing the property prior to it being 85% occupied. The Republic Square I construction loans also may be extended to February 2008, provided, among other conditions, at least 50% of the project is leased and occupied, in which case, our initial option period would be extended. The Portals III construction loan will mature in July 2008 and may be extended to July 2009, provided, among other conditions, a rate cap is obtained for the extension period. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our Company occurs. The agreements define a change of control as, among other things, if Messrs. Richard Kramer or Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
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
10. Commitments and Contingencies
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
On December 22, 2006, Mr. Grigg filed a lawsuit against us in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) we have breached his employment agreement, (ii) we have breached our duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and us is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The Company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his complaint. The Company originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. The Company subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the below described litigation pending in the United States District Court for the District of Columbia. The Company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The Company seeks damages and other appropriate relief on these counterclaims.
On March 6, 2007, Mr. Richard Kramer filed a lawsuit against the Company in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the previously-disclosed independent counsel’s investigation with respect to West Palm Beach matters, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss Mr. Richard Kramer’s lawsuit. On April 6, 2007, we filed a motion to transfer this case to the United States District Court of the District of Columbia in an effort to combine this litigation with the below described action we filed on March 28, 2007.
On March 28, 2007, the Company and Republic Property Limited Partnership (“RPLP”) filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, the Company and RPLP filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.
11. Minority Interest
Minority interest relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders. Minority interest is adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interest in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interest owned 3,560,019 OP units, or approximately 12% of the Operating Partnership. Limited partners have the right to tender their units for redemption beginning 12 months after our IPO unless such limited partner is an affiliate of the Company, in which event, they can redeem their units beginning July 1, 2007. The units can be exchanged for cash based on the fair market value of the Company’s common shares or at the election of the Company for common shares which have been registered. The redemption value of our minority interest at March 31, 2007 was $40.3 million, based on the closing share price of $11.49.
In the first quarter of 2007, we redeemed, in cash, approximately 57,000 partnership units for an aggregate amount of $0.7 million. In April 2007, we redeemed, in cash, approximately 31,000 additional partnership units for an aggregate amount of $0.4 million. Since we received the redemption request for these 31,000 units in March 2007, they are reflected at their redemption amount in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2007.
12. Subsequent Events
Termination of Various Management and Development Agreements
Republic Square II and Portals IV and V Development and Management Agreements — In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to Republic Square II, Portals IV and Portals V. Any party to these three agreements could have terminated the agreements upon thirty days’ written notice. Construction of Republic Square II, Portals IV and Portals V has not yet commenced; the properties remain undeveloped parcels of land. The termination of the development and management services rights does not affect our rights under the Option Agreement to purchase Republic Square II.
Portals III and Republic Square I Development and Management Agreements — In April 2007, we received a termination notice in connection with the Portals III and Republic Square I Development Services and Management Agreements. Pursuant to the termination notices, the owners allege that we have materially breached these agreements and have elected to terminate all development and management services rights under these agreements as of May 9, 2007. No such termination right exists with respect to the development services rights under these agreements; therefore, the owner’s termination of the Trust’s development services rights violates the terms of each of the Portals III Agreement and the Republic Square I Agreement. Any party to the Portals III and Republic Square I Agreements can terminate the management services rights thereunder upon thirty days’ written notice. The termination of these development and management services rights does not affect our rights under the Option Agreement to purchase Portals III or Republic Square I.
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
In connection with the fourth quarter 2006 financial close, we concluded that the Portals III and Republic Square I Agreements were not impaired at December 31, 2006. Due to the receipt of these termination notices, in the first quarter 2007 financial close, we wrote off to management and development agreement write-off expense approximately $0.1 million with respect to the Portals III and Republic Square I Agreements.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Three Months Ended March 31, 2007 and 2006
Portals I and Portals II Management Agreements and PDA Asset Management Agreement — In April 2007, we received a termination notice in connection the Portals I and Portals II Management Agreements and the PDA Asset Management Agreement. Pursuant to the termination notices, the owners allege that we have materially breached these agreements and have elected to terminate all rights under each of these agreements as of May 9, 2007. We believe that the owners do not have the right unilaterally and unconditionally to terminate these three agreements on thirty days’ notice under the terms thereof and that the termination of these management services rights by the respective owners violates the terms of these agreements. Prior to the owners’ purported terminations of these agreements, each agreement provided that it would have terminated on December 15, 2007, so long as either party had elected to terminate the same upon not less than ninety days’ prior written notice to the other party electing to terminate such agreement. Accordingly, we rejected these improper termination notices in their entirety. Due to the owners’ anticipatory breach of the Portals I Agreement, Portals II Agreement and PDA Asset Management Agreement, in addition to other actions by the owners that constitute defaults under these agreements, we delivered written notices to the owners terminating these three agreements effective April 10, 2007. We believe in good faith that the owner’s allegations and assertions in each of its termination notices that the Company breached the agreements are without merit, and we intend to vigorously prosecute and defend our position.
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
As a result of the termination of these agreements, we do not expect to have significant fees or costs of management and development fees in the future and there are no intangible assets recorded as of March 31, 2007. However, we incurred $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties. These forward-looking statements are based on current expectations and are not guarantees of future performance. Actual results could differ materially because of risks discussed in the section entitled “Risk Factors” contained in our 2006 Annual Report on Form 10-K, and elsewhere in this report.
Critical Accounting Policies
Our 2006 Annual Report on Form 10-K contains a discussion of critical accounting policies that include revenue recognition, income taxes, deferred charges, investment in real estate assets and asset impairment. For the three months ended March 31, 2007, the only material change to these policies was the addition of a policy regarding the capitalization of costs, including interest costs, following the February 2007 acquisition of 1129 20th Street. This policy is described below.
Capitalization of costs — We capitalize interest expense, real estate taxes, direct personnel (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational. We capitalize salaries and related benefits in connection with lease originations. We amortize these deferred leasing costs on a straight-line basis over the terms of the related leases.
Comparison of three months ended March 31, 2007 to three months ended March 31, 2006
The following comparison refers to “Changes Resulting from Additional Properties”, which represents the changes primarily due to 2006 activity, including the acquisition of WillowWood I and II and Republic Park 8, which were acquired in May and September 2006, respectively, together with the February 2007 acquisition of 1129 20th Street. Overall profitability was affected by additional properties, and the variances indicated below.

				Changes
				Resulting
				from
	March 31,	March 31,		Additional	Remaining
(Dollars in thousands)	2007	2006	Variance	Properties	Variance
Revenue
Rental income	$16,201	$13,163	$3,038	$3,042	$(4)
Management and development fees	1,749	1,362	387	—	387
Other	207	162	45	24	21

Total revenue	18,157	14,687	3,470	3,066	404
Expenses
Real estate taxes	1,826	1,290	536	331	205
Property operating costs	3,266	2,510	756	688	68
Depreciation and amortization	6,041	4,699	1,342	1,731	(389)
Cost of management and development fees	1,156	867	289	—	289
General and administrative	3,330	2,331	999	—	999
Management and development agreement w/o	142	—	142	—	142

Total operating expenses	15,761	11,697	4,064	2,750	1,314
Interest income and expense, minority interest
Interest income	84	314	(230)	1	(231)
Interest expense	(5,648)	(3,235)	(2,413)	(1,431)	(982)
Minority interest	380	(8)	388	142	246

Net (loss) income	$(2,788)	$61	$(2,849)	$(972)	$(1,877)

  Revenue
Total revenue increased by approximately $3.5 million. Substantially all of this increase was due to additional rent and various reimbursements earned from the additional properties. We expect a significant increase in rental revenue by the end of the first quarter of 2008 as a result of leasing approximately 105,000 square feet to XO Communications at our Presidents Park properties in February 2007.

•	Management and development fees are primarily related to the fee revenue we earned from the various management and development agreements contributed by related parties to us in connection with the initial public offering and formation transactions. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future. Management and development fees earned with respect to the contributed agreements amounted to $1.3 million in the first quarter of 2007. These fees consist of $0.1 million in management fees from Portals I, II and III, $0.3 million in asset management fees from Portals Development Associates, $0.5 million in payroll reimbursements for our employees performing these services and $0.4 million in development fees from Portals III and Republic Square I. Included in management and development fees are $0.5 million relating to the construction and management of the build-out of a space for one of our tenants located at the Republic Building during the first quarter of 2007. Costs amounting to $0.4 million relating to this revenue are reflected in cost of management and development fees.

Each of the Portals I Agreement, Portals II Agreement and PDA Asset Management Agreement provided that it would have terminated on December 15, 2007, so long as either party had elected to terminate the same upon not less than ninety days’ prior written notice to the other party electing to terminate such agreement. Since the owners did not adhere to the termination provisions contained in the agreements, we rejected these improper termination notices in their entirety. Due to the owners’ anticipatory breach of the Portals I Agreement, Portals II Agreement and PDA Asset Management Agreement, in addition to other actions by the owners that constitute defaults under these agreements, we delivered written notices to the owners terminating these three agreements effective April 10, 2007. We believe in good faith that the owner’s allegations and assertions in each of its termination notices that we breached the agreements are without merit, and we intend to vigorously prosecute and defend our position.
     Expenses
Total operating expenses increased by approximately $4.1 million. Approximately $2.8 million of this increase was due to the additional expenses incurred in connection with our additional properties.
•	Management and development agreement write-offs are related to the impairment of development service agreements contributed to us in connection with the IPO and formation transactions. We recorded intangible assets of $1.9 million for these contracts in connection with the IPO. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. Due to the receipt of these termination notices, in the first quarter 2007 financial close, we wrote off to management and development agreement write-off expense approximately $0.1 million with respect to the Portals III and Republic Square I Development Agreements. In addition to the impairment charges, we recorded $0.1 million of amortization expense during the first quarter of 2007. We have fully written off all intangible assets related to these agreements as of March 31, 2007.
•	The remaining increase in real estate taxes was due to higher assessments on all of our properties. The assessment base increased on average by 13% at our Virginia properties and by 31% at the Republic Building. We expect to be able to recover most of this increase from our tenants.
•	The decrease in depreciation and amortization expense is as a result of tenants that have vacated several of our properties and, as a result, intangible assets were fully depreciated in 2006. Further, lower amortization of intangible management and development contracts occurred in 2007 due to the impairment of the majority of the agreements at the end of 2006.
•	Cost of management and development fees include the costs associated with providing services under our management and development agreements. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant costs of management and development fees in the future. However, we expect to incur $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements. Costs related to providing these services under our management and development agreements amounted to $0.8 million during the first quarter of 2007 and $0.9 million during the first quarter of 2006. We incurred costs during the first quarter of 2007 related to the construction and management of the build-out of a space for one of our tenants located at the Republic Building. These costs amounted to $0.4 million. The reimbursement of these costs, and an additional $0.1 million fee, are included in management and development fees.

•	General and administrative expenses increased primarily due to the executive compensation plan that was not in place in 2006 and increased legal costs related to current litigation. These litigation costs amount to approximately $0.6 million in the first quarter of 2007. Partially offsetting these increases are $0.5 million of costs incurred during the first quarter of 2006 in connection with the termination of the line of credit commitment with Lehman Brothers.
•	The remaining interest expense increased primarily due to financing Republic Park 1-7 in September 2006 and interest expense incurred on our line of credit related to purchasing 1129 20th Street which was partially offset by the interest on the Presidents Park debt that was paid off in the second quarter of 2006.
Except for items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.
Liquidity and Capital Resources

	March 31,	March 31,
(Dollars in thousands)	2007	2006
Net (loss) income	$(2,788)	$61
Net cash (used in) provided by operating activities	(683)	2,622
Net cash used in investing activities	(64,270)	(12,105)
Net cash provided by (used in) financing activities	61,485	(3,262)
Cash and cash equivalents at end of period	3,488	10,382
As of March 31, 2007, we had approximately $3.5 million in available cash and cash equivalents. Cash and cash equivalents exclude restricted cash of $6.5 million. We anticipate using a portion of these funds to settle obligations relating to unpaid tenant improvements and working capital. As a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital. We were unable to pay our 2006 distributions to shareholders out of cash available for distribution. The dividends declared on January 12, 2007 and April 24, 2007 were $0.125 per share representing an approximate 40% decrease from the 2006 distributions. Unless our cash flow increases through increased occupancy, from the disposition of properties or otherwise, we will be required to fund distributions using our line of credit or to reduce such distributions. Our ability to access funds available under the line of credit is limited by certain covenants as discussed below under “— Line of Credit”.
     Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006
Cash from operating activities deteriorated by $3.3 million to $0.7 million principally due to lower net income driven by higher interest expense resulting from the incremental debt associated with the acquisitions of WillowWood I and II, Republic Park 8 and 1129 20th Street as well as the refinancing of Republic Park 1-7. Further contributing to lower net income is an increase in general and administrative expense of $1.0 million primarily due to the executive compensation plan that was not in place in 2006 and increased legal costs related to current litigation. Cash provided by operating activities in 2006 also reflects the disposition of $1.7 million of marketable securities.
Cash used in investing activities increased by $52.2 million to $64.3 million as a result of the purchase of 1129 20th Street in February 2007 for $62.9 million, including transaction costs. During the first quarter of 2006 we made an $8.0 million payment on the acquisition of the Republic Building.
Cash provided by financing activities increased by $64.7 million to $61.5 million principally due to proceeds from the financing of 1129 20th Street ($62.9 million including transaction costs) and dividends paid during the first quarter of 2007 of $3.7 million. During the first quarter of 2006 we paid $12.9 million in taxes and received $11.4 million in proceeds from the issuance of 1.0 million shares pursuant to the exercise of the underwriter’s over allotment option.
     Short-Term Liquidity Requirements
We expect to meet our short-term liquidity needs, including distributions, through existing working capital, cash provided by operations, if any, and borrowings under our line of credit. Our ability to access funds available under the line of credit is limited by certain covenants as discussed below under “— Line of Credit”.
During 2007, we expect to incur significant expenditures for tenant improvement work and leasing commissions. For example, the recently-signed lease with XO Communications requires us to expend approximately $7 million in tenant improvement work and approximately $2 million in leasing commissions. Other leasing activity can be expected to result in varying amounts of required landlord-funded tenant improvements and leasing commissions. We anticipate being able to use our line of credit and cash provided by operations, as appropriate, to fund such capital needs.

The February 2007 acquisition of 1129 20th Street in Washington, D.C. was funded by an acquisition/construction loan provided by KeyBank. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $42.4 million available at March 31, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
Our former Vice Chairman and President and Chief Development Officer has filed a lawsuit against us for, among other things, breaching his employment agreement. His lawsuit seeks, among various equitable remedies, claims for money damages. We have filed an answer denying and asserting defenses to all of Mr. Grigg’s claims, and also asserted counterclaims for money damages against Mr. Grigg. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
Our Chairman has also filed a lawsuit against us for advancement of legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
On March 28, 2007, we filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation for, among other things, federal and state securities fraud, common law fraud; unjust enrichment; breach of contract and indemnification. The company seeks, among other remedies, damages in an amount not less than $1.2 million, recovery of various costs, including attorneys fees. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
The April 2007 notice terminating the development and management services rights to provide fee-based development and management services will eliminate future revenues which will have a negative impact on our cash flows, liquidity and operating results.
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

We do not expect that we will have sufficient funds on hand to cover these long-term liquidity requirements and we will be required to satisfy these requirements through additional borrowings, including borrowings under our line of credit, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions. If we are unable to raise sufficient funds, we may be required to reduce our distributions to shareholders, or adjust our acquisition strategy.
     Line of Credit
We have a $150.0 million senior secured line of credit with KeyBank which currently represents our primary source of capital in addition to cash flows from operations. We primarily use our line of credit to fund acquisition opportunities and meet short-term development and working capital needs. As of March 31, 2007 we had $18.1 million of capacity available to be drawn. There was $40.0 million outstanding on the line of credit as of March 31, 2007. Additionally, we had letters of credit amounting to $6.0 million outstanding at March 31, 2007. We will be required to issue another $1.0 million letter of credit during the second quarter of 2007.
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
While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, certain of the financial ratios have limited our ability to access the entire committed amount. The available capacity is below the $150.0 million commitment primarily due to the removal of Republic Park 1-7 from the collateral pool and the vacancy at Presidents Park.
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
As of March 31, 2007 we are in compliance with all applicable financial and other covenants listed above. Following the acquisition of 1129 20th Street in February 2007, we are approaching the limit of a number of covenants under our line of credit. Our leverage ratio at March 31, 2007 was 66.5%. Our line of credit restricts our leverage ratio to no more than 70%. Our fixed charge coverage ratio at March 31, 2007 was approximately 1.5x. Our line of credit restricts our fixed charge coverage ratio to no less than 1.45x. We expect to be close to the funds from operations ratio at the end of the second quarter of 2007. Failure to satisfy the financial and other covenants would constitute a default and the lenders may declare the borrowings under the line of credit due and payable. We believe that we could meet such a liquidity need through refinancing certain of our properties, including our Presidents Park properties. We expect our leverage ratio, fixed charge coverage ratio, our funds from operations ratio, and other covenants, together with the amount of available capacity to be drawn to benefit from the lease we signed with XO Communications when the lease commences in December 2007. We continue to work with our lenders in monitoring these covenants.
We expect to continue to use our line of credit, together with net cash provided by operating activities, if any, to fund investments in our properties in the form of capital improvements, tenant improvements and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of draws under the line of credit, the outstanding balance is subject to ongoing fluctuation and the amounts outstanding may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business.
Effective March 31, 2007, our line of credit required the physical occupancy of our Presidents Park properties to meet or exceed 80% of the net rentable area of the properties. We have obtained a waiver of this covenant from our lenders under the line of credit until the earlier of XO Communications occupying their space or March 31, 2008.
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

We currently estimate that (i) the redevelopment and construction costs will total approximately $32 million, excluding loan interest, and (ii) redevelopment and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story, Class A office building consisting of approximately 176,000 net rentable square feet. The acquisition of 1129 20th Street is reflected in our consolidated results of operations for periods subsequent to February 16, 2007.
On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $42.4 million available at March 31, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
Under its terms, the loan (i) matures on February 16, 2010, subject to a one-year extension option, (ii) bears interest at a variable rate depending on the percentage of net rentable area subject to qualified leases (the minimum rate is equal to LIBOR plus 1.25%; the maximum rate is LIBOR plus 1.65%), (iii) requires monthly installments of interest only, which may be funded out of the interest reserve established under the loan documents, up to and including the maturity date, at which time, we must pay the outstanding principal balance, all accrued and unpaid interest and any other amounts due under the loan and (iv) may be prepaid, in whole or in part, without prepayment penalty.
Other than this construction loan, there have been no significant changes to our contractual obligations or off-balance sheet arrangements since December 31, 2006.
Recent Developments
Termination of Various Management and Development Agreements
Republic Square II and Portals IV and V Development and Management Agreements — In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to Republic Square II, Portals IV and Portals V. Any party to these three agreements could have terminated the agreements upon thirty days’ written notice. Construction of Republic Square II, Portals IV and Portals V has not yet commenced; the properties remain undeveloped parcels of land. The termination of the development and management services rights does not affect our rights under the Option Agreement to purchase Republic Square II.
Portals III and Republic Square I Development and Management Agreements — In April 2007, we received a termination notice in connection with the Portals III and Republic Square I Development Services and Management Agreements. Pursuant to the termination notices, the owners allege that we have materially breached these agreements and have elected to terminate all development and management services rights under these agreements as of May 9, 2007. No such termination right exists with respect to the development services rights under these agreements; therefore, the owner’s termination of the Trust’s development services rights violates the terms of each of the Portals III Agreement and the Republic Square I Agreement. Any party to the Portals III and Republic Square I Agreements can terminate the management services rights thereunder upon thirty days’ written notice. The termination of these development and management services rights does not affect our rights under the Option Agreement to purchase Portals III or Republic Square I.
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
In connection with the Fourth Quarter 2006 financial close, we concluded that the Portals III and Republic Square I Agreements were not impaired at December 31, 2006. Due to the receipt of these termination notices, in the first quarter 2007 financial close, we wrote off to management and development agreement write-off expense approximately $0.1 million with respect to the Portals III and Republic Square I Agreements.

Portals I and Portals II Management Agreements and PDA Asset Management Agreement — In April 2007, we received a termination notice in connection with the Portals I and Portals II Management Agreements and the PDA Asset Management Agreement. Pursuant to the termination notices, the owners allege that we have materially breached these agreements and have elected to terminate all rights under each of these agreements as of May 9, 2007. We believe that the owners do not have the right unilaterally and unconditionally to terminate these three agreements on thirty days’ notice under the terms thereof and that the termination of these management services rights by the respective owners violates the terms of these agreements. Prior to the owners’ purported terminations of these agreements, each agreement provided that it would have terminated on December 15, 2007, so long as either party had elected to terminate the same upon not less than ninety days’ prior written notice to the other party electing to terminate such agreement. Accordingly, we rejected these improper termination notices in their entirety. Due to the owners’ anticipatory breach of the Portals I Agreement, Portals II Agreement and PDA Asset Management Agreement, in addition to other actions by the owners that constitute defaults under these agreements, we delivered written notices to the owners terminating these three agreements effective April 10, 2007. We believe in good faith that the owner’s allegations and assertions in each of its termination notices that the company breached the agreements are without merit, and we intend to vigorously prosecute and defend our position.
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
We have not reserved against the accounts receivable related to the fees earned prior to the termination of the management and development agreements described above. $485,000 of the $521,000 receivable balance at March 31, 2007 remains outstanding. Although we believe that all balances outstanding at March 31, 2007 are due and payable under the contracts, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We have demanded payment, in writing, for the outstanding amounts, but have not received a formal response to such demands. We also have a deferred income balance in connection with one of the related party agreements which results from an excess of cash received to date over revenue recognized to date. We included the presence of this deferred income balance in our analysis of whether to record a reserve against the amounts receivable under the related party agreements.
As a result of the termination of these agreements, we do not expect to have significant fees or costs of management and development fees in the future and there are no intangible assets recorded as of March 31, 2007. However, we incurred $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our future results of operations, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in interest rates.
Our exposure to market risk has changed since December 31, 2006 due to the construction debt we incurred in connection with the acquisition of 1129 20th Street.
Based on the level of fixed rate debt outstanding at March 30, 2007, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $16.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $18.1 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $32.6 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $37.6 million.
As of March 31, 2007 our variable rate debt obligations comprised amounts outstanding under our line of credit and amounts outstanding under the construction loan for 1129 20th Street. Based on the level of variable rate debt outstanding at March 31, 2007, a 100 basis point change in LIBOR would result in an annual impact to earnings of approximately $0.7 million. A 200 basis point change in LIBOR would result in an annual impact to earnings of approximately $1.4 million.
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
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act since December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 22, 2006, Mr. Grigg filed a lawsuit against us in the Superior Court of the District of Columbia. Mr. Grigg alleges, among other things, that (i) we have breached his employment agreement, (ii) we have breached our duties of good faith and fair dealing and (iii) the Noncompetition Agreement dated December 20, 2005 between Mr. Grigg and us is unenforceable and void. Mr. Grigg seeks, among other remedies, (i) the severance payment allegedly due under the employment agreement, (ii) other damages in an amount to be finally determined at trial and (iii) the voiding of the Noncompetition Agreement. The company believes that Mr. Grigg’s lawsuit is without merit, generally denies the allegations in the complaint and denies that Mr. Grigg is entitled to any of the relief sought in his compliant. The company originally asserted various counterclaims against Mr. Grigg, including claims for common law fraud, state securities fraud, breach of his employment agreement, breach of fiduciary duties and unjust enrichment. The company subsequently voluntarily dismissed without prejudice its common law fraud, state securities fraud and unjust enrichment claims in order to pursue those claims in the below described litigation pending in the United States District Court for the District of Columbia. The company’s counterclaims against Mr. Grigg for breach of his employment agreement and breach of his fiduciary duties remain pending in the District of Columbia Superior Court litigation. On March 30, 2007, the Court denied, in its entirety, Mr. Grigg’s motion to dismiss these counterclaims. The company seeks damages and other appropriate relief on these counterclaims.
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
On March 28, 2007, the company and Republic Property Limited Partnership (“RPLP”) filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, the company and RPLP filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for a declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation.
The outcome of these lawsuits is uncertain at this time but could have a material adverse effect on our results of operations, financial position and cash flow.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.
We have lost our right to provide management or development services on an outsource basis for The Portals Properties and Republic Square; our cash flows and operating results will be negatively impacted.

In connection with the initial public offering and the formation transactions, we entered into agreements with Messrs. Kramer and Grigg and Republic Properties Corporation, each general partners of PDA, pursuant to which we provided, on an outsource basis, management and development services for The Portals Properties and Republic Square in exchange for receiving a portion of the management or development fee.
In April 2007, we received a notice terminating these development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to earn significant management and development fees, or incur the related costs, in the future. The loss of the net income earned under these agreements will negatively impact our cash flows and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent sales of unregistered securities
None.
(b) Use of proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On April 25, 2007 we announced that our Board of Trustees has postponed our annual meeting of shareholders, originally scheduled for May 29, 2007. The Board postponed this meeting to provide additional time to consider the qualifications of candidates for the Board’s nominees of trustees. The delay also provides the Board with additional time to evaluate the options that our operating partnership, Republic Property Limited Partnership, has to purchase Republic Square I, Republic Square II and Portals III, which purport to be contingent on Messrs. Richard L. Kramer’s and Steven A. Grigg’s continued service as trustees of the company.
The Board currently expects to announce, on or before July 2, 2007, the date, time and location of the rescheduled annual meeting of shareholders. A notice of annual meeting and proxy statement will be mailed to all shareholders of record in advance of the rescheduled meeting.
For nominations for election to the Board or other business to be properly brought before an annual meeting by a shareholder, the shareholder must comply with the advance notice provisions and other requirements of Article II, Section 12 of our bylaws, which is filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 22, 2005. In the event that the date of the mailing of the notice for the annual meeting is delayed by more than 30 days from April 28, 2007, to be filed timely, the shareholder notice must be delivered no earlier that the close of business on the 120th day prior to the date of mailing of the notice for such annual meeting and no later than the close of business on the later of the 90th day prior to the date of mailing of the notice for such annual meeting or the 10th day following the day on which public announcement of the date of mailing of the notice for such meeting is first made by us.
Item 6. Exhibits.
10.1	Amendment No. 1 to Employment Agreement, dated as of March 31, 2007, by and between Republic Property Trust and Mark R. Keller. # *

10.2	Second Amendment to Senior Secured Revolving Credit Agreement, dated as of March 28, 2007. *

31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated May 3, 2007. *

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated May 3, 2007. *

32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and Chief Financial Officer, respectively, dated May 3, 2007. *

*	Included herein.

#	Represents a management contract or compensation plan, contract, or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC PROPERTY TRUST
By:	/s/ Michael J. Green
Michael J. Green
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized Officer) May 3, 2007