Form 10-Q
period 2007-06-30
Republic Property Trust
filed 2007-08-06
CIK 1335686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32699
REPUBLIC PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	20-3241867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13861 Sunrise Valley Drive, Suite 410
Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007

Common Shares of beneficial interest, $0.01 par value per share	26,090,940 shares

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
     Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “strategy,” “plan,” “would be,” “should,” “projected,” or “continue” or the negative thereof or other variations thereon or comparable terminology, are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:
•	Our ability to borrow on favorable terms;

•	General economic and business conditions, which we believe will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

•	Adverse changes in the real estate markets including, among other things, increased competition with other companies;

•	Risks related to real estate acquisition and development, including, among other things, risks that the development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that the development or operating costs may be greater than anticipated;

•	Our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•	Risks associated with the leasing and operation of office properties, including risks that we may not be able to lease available space at favorable rental rates or in anticipated time frames, that tenants will not take occupancy or pay rent in accordance with their leases, or that operating costs may be greater than anticipated;

•	Our ability to pay our distributions at their current rate;

•	Governmental actions and initiatives;

•	Environmental requirements;

•	The impact of potential management changes or disputes with members of our management or Board of Trustees;

•	The outcome of the litigation with respect to Republic Square I or our ability to close on the purchase of Republic Square I pursuant to the Option Agreement;

•	The effect of the proposed merger with Liberty Property Trust on our ability to acquire the option properties;

•	The outcome of any material litigation (including any litigation with our former Vice Chairman and President and Chief Development Officer, and the Chairman of our Board of Trustees); and

•	The outcome of the merger with Liberty Property Trust or any other strategic alternative courses of action.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Republic Property Trust
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Investment in real estate:
Land	$137,600	$102,100
Commercial office buildings and improvements	482,299	483,287

	619,899	585,387
Less: accumulated depreciation and amortization	(43,636)	(33,635)

Net income producing property	576,263	551,752
Construction in progress	35,888	—

Net real estate and development assets	612,151	551,752
Cash and cash equivalents	10,541	6,956
Restricted cash	6,386	6,745
Rents and other receivables	8,466	7,630
Prepaid expenses and other assets	23,954	23,385

Total Assets	$661,498	$596,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$377,587	$345,134
Line of credit payable	49,000	5,000
Intangible lease liabilities	20,497	20,789
Accounts payable and accrued liabilities	14,128	9,335
Tenant security deposits	2,399	2,501
Advance rents	1,071	1,393

Total liabilities	464,682	384,152

Minority interest — operating partnership	23,122	25,503

Shareholders’ Equity
Preferred shares of beneficial interest, par value $0.01, 40 million shares authorized, none issued and outstanding in 2007 or 2006	—	—
Common shares of beneficial interest, par value $0.01, 200 million shares authorized, 26.1 million shares issued and outstanding in 2007 and 2006	261	261
Additional paid-in capital	219,732	219,947
Accumulated deficit	(46,299)	(33,395)

Total Shareholders’ Equity	173,694	186,813

Total Liabilities and Shareholders’ Equity	$661,498	$596,468

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Consolidated Statements of Operations — Unaudited
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share amounts)	2007	2006	2007	2006

Revenue:
Rental income	$17,341	$13,939	$33,749	$27,264
Management and development fees and associated reimbursements	283	3,862	2,032	5,224

Total operating revenue	17,624	17,801	35,781	32,488

Expenses:
Real estate taxes	1,966	1,312	3,792	2,602
Property operating costs	3,322	2,510	6,588	5,020
Depreciation and amortization	5,976	4,997	12,017	9,696
Cost of management and development fees and associated reimbursements	574	3,070	1,730	3,937
General and administrative	3,883	2,299	7,213	4,630
Management and development agreement write-offs	—	181	142	181

Total operating expenses	15,721	14,369	31,482	26,066

Operating income	1,903	3,432	4,299	6,422
Other income and expense:
Interest income	90	148	174	462
Interest expense	(6,068)	(3,782)	(11,716)	(7,017)

Total other income and expense	(5,978)	(3,634)	(11,542)	(6,555)

Loss before minority interest	(4,075)	(202)	(7,243)	(133)
Minority interest	480	24	860	16

Net loss	$(3,595)	$(178)	$(6,383)	$(117)

Basic and diluted loss per common share	$(0.13)	$(0.01)	$(0.24)	$(0.00)

Weighted average common shares outstanding, basic and diluted (in millions)	26.1	26.0	26.1	26.0
Distributions declared per common share	$0.125	$0.206	$0.250	$0.233

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Operating activities:
Net loss	$(6,383)	$(117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(860)	(16)
Stock awards	155	74
Management and development agreement write-offs	142	181
Depreciation and amortization	12,017	9,696
Amortization of net lease intangibles	(1,438)	(735)
Amortization of loan costs	526	206
Other	209	197
Changes in operating assets and liabilities:
Marketable securities	—	10,004
Rents and other receivables	(836)	(1,022)
Prepaid expenses and other assets	(1,698)	(1,339)
Accounts payable and accrued expenses	981	(469)
Advance rents	(322)	247
Tenant security deposits	(102)	182

Net cash provided by operating activities	2,391	17,089

Investing activities
Acquisition of real estate and intangibles	(62,937)	(74,725)
Capital expenditures for building and improvements	(1,632)	(3,988)
Redevelopment costs	(1,511)	—

Net cash used in investing activities	(66,080)	(78,713)

Financing activities
Net proceeds from sale of common stock	—	11,396
Payment of offering costs	—	(4,018)
Taxes paid on behalf of Predecessor	—	(15,212)
Proceeds from issuance of debt	62,999	46,400
Principal repayments of debt	(30,756)	(33,280)
Line of credit, net	44,000	47,000
Payments of financing costs	(917)	(1,811)
Decrease in restricted cash	359	2,395
Redemption of operating partnership units	(1,011)	—
Distributions paid to shareholders	(6,521)	(6,069)
Distributions paid to unitholders	(879)	(830)

Net cash provided by financing activities	67,274	45,971

Net increase (decrease) in cash and cash equivalents	3,585	(15,653)
Cash and cash equivalents at beginning of period	6,956	23,127

Cash and cash equivalents at end of period	$10,541	$7,474

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of amount capitalized	$10,597	$6,225

The accompanying notes are an integral part of the financial statements.

Republic Property Trust
Notes to Consolidated Financial Statements — Unaudited
For the Six Months Ended June 30, 2007 and 2006
1. Organization and Description of Business
Republic Property Trust (“we”, “us,” the “Trust” or the “Company”) was formed on July 15, 2005, is headquartered in Herndon, VA, and is a fully-integrated, self-administered and self-managed Maryland real estate investment trust formed to own, operate, acquire and develop primarily Class A office properties, predominantly in the Washington, D.C. metropolitan, or Greater Washington, D.C., market.
As of June 30, 2007, we owned 13 commercial properties consisting of 24 institutional-grade office buildings in our operating portfolio and one redevelopment project. We own all of our properties and conduct all of our operations through our operating partnership, Republic Property Limited Partnership, or Operating Partnership. The Company is the sole general partner of, and owns at June 30, 2007 an approximate 88% interest in, the Operating Partnership. The remaining interests in the Operating Partnership consist of limited partnership interests that are presented as minority interest in the accompanying consolidated financial statements.
On July 23, 2007, we signed a definitive merger agreement (the “Merger”) to be acquired by Liberty Property Trust (“Liberty”) in an all cash transaction. For more details see Footnote 14 “— Subsequent Events”.
We hold options to acquire certain properties with entities affiliated with some of our executive officers and trustees. The terms of these agreements allow us to exercise our initial options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. We have the right to exercise the option to purchase the property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. On March 7, 2007, the owner of Republic Square I notified us of its intent to begin marketing efforts to sell the property in the open market. On May 29, 2007 we provided notice to the owner of Republic Square of our exercise of the option to purchase the fee interest in Republic Square I. See Footnote 10 for a detailed discussion surrounding the litigation related to the option exercise. The Portals III construction loan will mature in July 2008 and may be extended to July 2009, provided, among other conditions, a rate cap is obtained for the extension period. The option to purchase Republic Square II is currently not exercisable as the initial option period has yet to commence. The initial option period with respect to Republic Square II will commence on the date on which a certificate of occupancy for the base building is issued; the construction of Republic Square II has not begun. If we do not exercise our option to acquire Portals III at least 30 days prior to the closing of the Merger, the option agreement with respect to Portals III will terminate upon consummation of the Merger. If the closing of the Merger precedes the beginning of Republic Square II’s initial option period, the option agreement with respect to Republic Square II will terminate upon consummation of the Merger.
We received management and development fees from third parties, including related parties, for services provided. Management fees are recorded and earned based on a percentage of collected rents at the properties under management. We record development fees on a percentage completion basis. Also, we are reimbursed for certain costs incurred for performing management services and reflect these reimbursements as revenue when the associated costs are incurred. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future. See Footnote 12 below.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain amounts have been reclassified to conform to the current period presentation.

We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational. For the quarter ended June 30, 2007 interest was capitalized at an average rate of 7.88% (including amortization of deferred financing costs) and amounted to $0.6 million. For the six months ended June 30, 2007 interest was capitalized at an average rate of 8.02% (including amortization of deferred financing costs) and amounted to $0.9 million. We capitalize salaries and related benefits in connection with lease originations. We record amortization of these deferred leasing costs on a straight-line basis over the terms of the related leases.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on our financial statements for the period ended June 30, 2007 and we do not expect FIN 48 will have a material impact on our financial position or results of operations in the future.
3. Earnings Per Share
Earnings per share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128. For the purposes of the diluted EPS calculation neither our net results for the periods nor the number of shares were adjusted since there were no material dilutive securities outstanding during the periods. As of June 30, 2007 there were no potentially materially dilutive shares that could dilute basic EPS in the future.
4. Comprehensive Income
We have no items of comprehensive income other than our net results for all periods presented.
5. Distributions Declared
During the three month period ended June 30, 2007 we declared and paid cash distributions of $0.125 per common share for the period from January 1, 2007 through March 31, 2007. During the three month period ended March 31, 2007 we declared and paid cash distributions of $0.125 per common share for the period from October 1, 2006 through December 31, 2006. We declared a quarterly cash distribution of $0.125 per common share for the period commencing on April 1, 2007 and ending on June 30, 2007. The distribution is payable on August 17, 2007 to shareholders of record on August 3, 2007.
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
We have jointly elected with TRS, to treat it as a taxable REIT subsidiary of ours. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for either of the three or six month periods ended June 30, 2007 or June 30, 2006 as TRS did not incur taxable income for those periods.

As of December 31, 2006, TRS had an estimated net operating loss carry forward of $1.1 million. During the six months ended June 30, 2007, TRS had an estimated $0.6 million in taxable loss. As of June 30, 2007 TRS’s net operating loss carry forward was increased to $1.7 million. We have recorded a full valuation allowance against the corresponding deferred tax asset as a result of our short operating history.
7. 1129 20th Street Acquisition
On February 16, 2007, we acquired a 127,000 square foot office property located at 1129 20th Street, NW, Washington, D.C., for a purchase price of approximately $61.75 million, excluding $1.2 million of acquisition-related transaction costs. The property is a Class B office building located in the Central Business District of Washington, D.C. In connection with the sale of the building, the seller transferred complete architectural and engineering plans to totally reposition the building by, among other things, constructing a new glass façade and a two-story vertical expansion. We currently estimate that (i) the redevelopment and construction costs will total approximately $32 million, excluding loan interest, and (ii) redevelopment and construction of the property will be completed in mid-2008. When completed, the building will comprise a 10-story, Class A office building consisting of approximately 176,000 net rentable square feet. The acquisition of 1129 20th Street is reflected in our consolidated results of operations for periods subsequent to February 16, 2007.
On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $41.5 million available at June 30, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
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
During the second quarter of 2007, we terminated a lease with one of our tenants at 1129 20th Street that occupied approximately 4,000 square feet. The terms of this agreement did not require a lease termination payment. The termination of the lease resulted in an increase to rental income of $0.1 million due to the write-off of unamortized Lease Intangible Liabilities and a $0.1 million increase to depreciation and amortization expense due to the write-off of unamortized Tenant Origination Costs. Due to the redevelopment of the building and the various issues associated with a major construction project, we expect that up to an additional 20,000 square feet of leases could be terminated, without payment of termination fees, by the end of the year.
The following unaudited pro forma financial information sets forth the consolidated operating results as if the acquisition of 1129 20th Street had occurred at the beginning of the periods presented. The unaudited pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been in effect for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Revenue	$17,624	$19,211	$36,145	$35,380

Net loss	$(3,595)	$(920)	$(6,524)	$(1,543)

Diluted loss per share	$(0.13)	$(0.04)	$(0.25)	$(0.06)

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
The table below shows, for each such related party contract, the amount of fee revenue we recognized during the six months ended June 30, 2007 and the accounts receivable balance at June 30, 2007 (dollars in thousands):

		Balance
	2007	Receivable at
	Revenue	June 30,
	Recognized	2007
Portals I Management Fees and Payroll Reimbursements	$252	$107
Portals II Management Fees and Payroll Reimbursements	266	122
PDA Asset Management Fees	303	196
Republic Square I — Management Fees and Payroll Reimbursements	159	21
Republic Square I — Development Fees	246	—
Portals III Management and Development Fees and Payroll Reimbursements	224	166
Other	24	5

Total (1)	$1,474	$617

(1)	Of the $617,000 receivable balance at June 30, 2007 $596,000 remains outstanding. We have reserved $15,000 against the accounts receivable. Although we believe that all balances outstanding at June 30, 2007 are due and payable under the contracts, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We have demanded payment, in writing, for the outstanding amounts. The related parties have asserted various defaults under the related party agreements, which assertions we deny. We also have a deferred income balance in connection with one of the related party agreements which results from an excess of cash received to date over revenue recognized to date. We included the deferred income balance in our analysis of whether to record a reserve against the amounts receivable under the related party agreements.
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

Mr. Richard Kramer has requested advancement for approximately $224,000 of legal fees incurred by him through January 2007, purportedly in connection with the independent counsel’s investigation into the Company’s involvement in West Palm Beach. There is a dispute regarding this advancement. On March 6, 2007, Mr. Richard Kramer filed a lawsuit against us in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for these legal fees, as well as those fees incurred in filing and prosecuting this lawsuit. We believe that this lawsuit is without merit and intend to defend the action vigorously. We have not advanced any monies to Mr. Kramer, and no accrual for Mr. Kramer’s legal fees has been recorded in the financial statements for the period ended June 30, 2007.
As previously disclosed, we entered into agreements with related parties that grant us options to acquire Republic Square I, Republic Square II and Portals III, three Class A trophy office buildings located in Washington, D.C. The terms of these agreements allow us to exercise our initial option to purchase a property during a period beginning from the receipt of a certificate of substantial completion and continuing until 60 days prior to the maturity (including any extensions) of any construction loans on the property. On May 29, 2007, we exercised our option to purchase Republic Square I. The owners dispute that exercise, which dispute is the subject of a lawsuit discussed below in footnote 10. The Portals III construction loan will mature in July 2008 and may be extended to July 2009, provided, among other conditions, a rate cap is obtained for the extension period. The option to purchase Republic Square II is currently not exercisable as the initial option period has yet to commence. The initial option period with respect to Republic Square II will commence on the date on which a certificate of occupancy for the base building is issued; the construction of Republic Square II has not begun. The option agreements contain provisions that permit the seller to terminate an agreement if a change in control of our Company occurs. The agreements define a change of control as, among other things, (a) if any unaffiliated person acquires 50% or more of our common shares, or (b) if Messrs. Richard Kramer or Grigg cease to be trustees for any reason other than (i) death or voluntary resignation, (ii) removal for cause in accordance with our Declaration of Trust or (iii) resignation following a termination of employment for “Cause” as that term is defined by any applicable employment agreement. If we do not exercise our options to acquire Portals III at least 30 days prior to the closing of the Merger, this option agreement with respect to Portals III will terminate upon consummation of the Merger. If the closing of the Merger precedes the beginning of Republic Square II’s initial option period, the option agreement with respect to Republic Square II will terminate upon consummation of the Merger.
Counsel to Mr. Richard Kramer and Mr. Grigg have also threatened litigation due to certain actions taken by our Audit Committee and Board of Trustees, including the actions taken in connection with the independent investigation, which litigation may (i) delay and, if adversely determined, prevent Republic Property Trust’s exercise of its options to purchase Portals III and Republic Square II or (ii) have a negative impact on our cash flows and operating results. We believe that the legal and factual basis for any such claims are without merit and do not believe that any actions to date affect our ability to enforce any of our related party agreements, including, but not limited to, the option agreements. We cannot guarantee that other risks (including, but not limited to, the risk of future litigation or the risk that one or more of the option properties is not ultimately developed or leased to the appropriate level) may not jeopardize our ability to acquire the option properties or enforce our related party agreements.
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

On March 6, 2007, Mr. Richard Kramer filed a lawsuit against the Company in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the previously-disclosed independent counsel’s investigation with respect to West Palm Beach matters, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against the Company in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Richard Kramer’s lawsuit. Mr. Richard Kramer has filed a motion for summary judgment against the Company. Both the Company’s and Mr. Richard Kramer’s motions are pending.
On March 28, 2007, the Company and Republic Property Limited Partnership (“RPLP”) filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, the Company and RPLP filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. RPC, Mr. Richard Kramer and Mr. Grigg have filed motions to dismiss this lawsuit, which are currently pending.
On May 21, 2007, RPLP proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I. Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Property’s net rentable area was under lease and approximately 37% of the Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in Republic Square I would have been rent paying space. The base rents and other material terms of the Lease proffer are based on the Owner’s lease up projections for the Property and the Lease is on the Owner’s form lease agreement.
On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for RPLP’s own occupancy and leasing of space”. On May 29, 2007, RPLP (i) re-tendered the Lease to the Owner for certain space at Republic Square I (the “Property”) and (ii) exercised its exclusive option to purchase the fee interest in the Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and RPLP dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” RPLP believes that the Lease was properly tendered for an appropriate purpose and, accordingly, RPLP re-proffered the Lease to the Owner. The Owner rejected the Lease proffer and disputed whether the Lease entitled RPLP to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to the Owner’s rejection, on June 15, 2007, RPLP filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept RPLP’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. RPLP seeks, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Property to any party other than RPLP, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Property to RPLP pursuant to the Option Agreement. Also on June 15, 2007, RPLP filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record RPLP’s interest in the Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell Republic Square I to a third party. The outcome of this lawsuit is uncertain. The Trust cannot provide any assurance that the purchase and sale of the Property pursuant to the Option Agreement will occur. As previously disclosed, two of our founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner. As previously disclosed, Mark R. Keller, our Chief Executive Officer, holds an ownership interest in the Owner.

The outcome of the lawsuits described above could have a material adverse effect on our results of operations, financial position and cash flow.
11. Minority Interest
Minority interest relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders. Minority interest is adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interest in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. As of June 30, 2007 minority interest owned 3,472,637 OP units, or approximately 12% of the Operating Partnership. Limited partners have the right to tender their units for redemption beginning 12 months after our IPO unless such limited partner is an affiliate of the Company, in which event, they can redeem their units beginning July 1, 2007. The units can be exchanged for cash based on the fair market value of the Company’s common shares or at the election of the Company for common shares which have been registered. The redemption value of our minority interest at June 30, 2007 was $42.5 million, based on the closing share price of $12.25.
In the six months ended June 30, 2007, we redeemed, in cash, approximately 87,000 partnership units for an aggregate amount of $1.0 million.
12. Termination of Various Management and Development Agreements
Republic Square II and Portals IV and V Development and Management Agreements — In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to Republic Square II, Portals IV and Portals V. Any party to these three agreements could have terminated the agreements upon thirty days’ written notice. Construction of Republic Square II, Portals IV and Portals V has not yet commenced; the properties remain undeveloped parcels of land. The termination of the development and management services rights does not affect our rights under the Option Agreement to purchase Republic Square II.
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
As a result of the termination of these agreements, we do not expect to have significant fees or costs of management and development fees in the future and there are no intangible assets recorded as of June 30, 2007. However, we incurred and paid $0.2 million in severance costs, and expensed these costs to cost of management and development fees, during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements. During the second quarter of 2006 we wrote-off to management and development agreement write-off expense $0.2 million in unamortized costs related to the City Center development project located in West Palm Beach.
13. Change in Control Severance Plans
On June 29, 2007, the Compensation Committee approved a Change in Control Severance Plan (the “Plan”) under which certain employees of the Company and its subsidiaries will be entitled to certain payments under certain circumstances if they are terminated within one year following the consummation of a change in control of the Company. Generally, if an employee is terminated without “cause” (as defined in the Plan), the employee will be entitled to certain continued benefits and severance pay in an amount based upon both their time of service and position pay grade with the Company prior to the change in control of the Company.
Certain senior executives are not eligible for benefits under this Plan because they have been offered an individual Change in Control Severance Agreement or are already party to an Employment Agreement. These senior executives have been offered severance pay and certain continued benefits if the senior executive either (i) is terminated without “cause” (as defined in the respective agreement) or (ii) resigns for “good reason” (as defined in the respective agreement).
14. Subsequent Events
Merger Agreement
On May 14, 2007, the Company announced that its Board of Trustees has formed a Special Committee to evaluate strategic alternatives. Such alternatives could include: evaluating exercising the Company’s rights with respect to one or more of the Option Properties; a joint venture; a possible sale of the Company; a merger transaction; or continuing to execute on the Company’s business plan on a stand-alone basis.
On July 23, 2007, the Company together with its operating partnership, Republic Property Limited Partnership (“Republic Operating Partnership” and, together with the Company, the “Republic Parties”) entered into the Merger with Liberty, a Maryland real estate investment trust, Liberty Acquisition LLC, a Maryland limited liability company and wholly owned subsidiary of Liberty (“Liberty Acquisition”), and Liberty Property Limited Partnership, a Pennsylvania limited partnership (“Liberty Operating Partnership” and, together with Liberty and Liberty Acquisition, the “Liberty Parties”). Pursuant to the Merger, among other things, the Company will merge with and into Liberty Acquisition (the “REIT Merger”), with Liberty Acquisition surviving as a wholly owned subsidiary of Liberty, and Republic Operating Partnership will merge with and into Liberty Operating Partnership (the “Partnership Merger”), with Liberty Operating Partnership surviving.

At the effective time of the REIT Merger, each common share of beneficial interest of the Company, par value $0.01 per share (“Republic Common Shares”), other than shares that are held by Republic Operating Partnership or its subsidiaries, or Liberty, Liberty Acquisition or any of their subsidiaries, will be converted into the right to receive $14.70 in cash, without interest (the “Merger Consideration”). Additionally, Republic Common Shares granted under the Republic Property Trust 2005 Omnibus Long-Term Incentive Plan will vest at the effective time of the REIT Merger and will be converted into the right to receive the Merger Consideration.
At the effective time of the Partnership Merger, each outstanding partnership unit in Republic Operating Partnership, other than partnership units held by the Company or its subsidiaries, will be converted into the right to receive an amount in cash, payable to the holder thereof, equal to the Merger Consideration that would be paid for the number of Republic Common Shares that could be issued, at the election of the Company, in exchange for partnership units in accordance with the redemption procedures of the partnership agreement. As of July 23, 2007, under the merger agreement, each outstanding partnership unit, other than partnership units held by the Company or its subsidiaries, would be converted into the right to receive $14.70 in cash, without interest.
The Republic Parties and the Liberty Parties have made certain customary representations, warranties and covenants in the merger agreement. Among other things, the Company is subject to restrictions on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. Subject to the terms of the merger agreement, the Company may, however, provide information and participate in discussions with respect to any third party proposal that the Company’s Board of Trustees determines in good faith after consultation with advisors is reasonably likely to result in a “Superior Proposal” as defined in the merger agreement. The Company will be permitted to pay its regular, quarterly cash dividends at a rate not in excess of $0.125 per Republic Common Share until consummation of the mergers.
Upon termination of the Merger under certain specified circumstances, the Company may be required to pay Liberty a termination fee of $16 million. The Merger is subject to customary closing conditions, including the approval of the REIT Merger by the shareholders of the Company.
The Merger Agreement is attached to the Current Report on Form 8-K filed on July 24, 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

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
Critical Accounting Policies
Our 2006 Annual Report on Form 10-K contains a discussion of critical accounting policies that include revenue recognition, income taxes, deferred charges, investment in real estate assets and asset impairment. For the six months ended June 30, 2007, the only material change to these policies was the addition of a policy regarding the capitalization of costs, including interest costs, following the February 2007 acquisition of 1129 20th Street. This policy is described below.
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
Comparison of three months ended June 30, 2007 to three months ended June 30, 2006
The following comparison refers to “Changes Resulting from Additional Properties”, which represents the changes primarily due to 2006 activity, including the acquisition of WillowWood I and II and Republic Park 8, which were acquired in May and September 2006, respectively, together with the February 2007 acquisition of 1129 20th Street. Overall profitability was affected by the variances indicated below.

				Changes
				Resulting
				from
	June 30,	June 30,		Additional	Remaining
(Dollars in thousands)	2007	2006	Variance	Properties	Variance
Revenue
Rental income	$17,117	$13,806	$3,311	$2,928	$383
Management and development fees	283	3,862	(3,579)	—	(3,579)
Other	224	133	91	41	50

Total revenue	17,624	17,801	(177)	2,969	(3,146)
Expenses
Real estate taxes	1,966	1,312	654	419	235
Property operating costs	3,322	2,510	812	742	70
Depreciation and amortization	5,976	4,997	979	1,487	(508)
Cost of management and development fees	574	3,070	(2,496)	—	(2,496)
General and administrative	3,883	2,299	1,584	—	1,584
Management and development agreement write off	—	181	(181)	—	(181)

Total operating expenses	15,721	14,369	1,352	2,648	(1,296)
Interest income and expense, minority interest
Interest income	90	148	(58)	3	(61)
Interest expense	(6,068)	(3,782)	(2,286)	(1,264)	(1,022)
Minority interest	480	24	456	110	346

Net loss	$(3,595)	$(178)	$(3,417)	$(830)	$(2,587)

     Revenue
Total revenue decreased by approximately $0.2 million. However, after excluding additional rent and various reimbursements earned from the additional properties, remaining total revenue decreased by approximately $3.1 million. Substantially all of this decrease was due to lower fee income during the period due to the termination of the related party management and development agreements as well as $2.2 million of fee income recorded during the second quarter of 2006 related to the City Center project located in West Palm Beach. We expect a significant increase in rental revenue by the end of the first quarter of 2008 as a result of leasing approximately 105,000 square feet to XO Communications at our Presidents Park properties in February 2007.

•	The remaining increase in rental income is primarily due to higher tenant reimbursements attributable to increased real estate tax assessments.
•	Management and development fees are primarily related to the fee revenue we earned from the various management and development agreements contributed by related parties to us in connection with the initial public offering and formation transactions. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future. Management and development fees earned with respect to the contributed agreements amounted to $0.2 million for the period. These fees consist of management fees from Republic Square I and II, Portals I, II and III and asset management fees from Portals Development Associates, payroll reimbursements for our employees performing these services and development fees from Portals III and Republic Square I and II. Also included in management and development fees are $0.1 million relating to the construction and management of the build-out of a space for one of our tenants located at the Republic Building during the period. Costs amounting to $0.1 million relating to this revenue are reflected in cost of management and development fees. During the second quarter of 2006 we recorded $2.2 million in fees related to reimbursements for the City Center project located in West Palm Beach.

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
     Expenses
Total operating expenses increased by approximately $1.4 million. However, after excluding the additional expenses incurred in connection with our additional properties, remaining total operating expenses decreased by approximately $1.3 million. The $1.3 million decrease is primarily attributable to:
•	Management and development agreement write-offs are related to the impairment of development service agreements contributed to us in connection with the IPO and formation transactions. During the second quarter of 2006 we wrote off to management and development agreement write-off expense approximately $0.2 million with respect to the West Palm Beach Development Agreement.

•	The remaining increase in real estate taxes was due to higher assessments on all of our properties. The assessment base increased on average by 13% at our Virginia properties and by 31% at the Republic Building. We expect to be able to recover most of this increase from our tenants.

•	The remaining decrease in depreciation and amortization expense is as a result of tenants that have vacated several of our properties and, as a result, intangible assets were fully depreciated in 2006. Further, lower amortization of intangible management and development contracts occurred in 2007 due to the impairment of the majority of the agreements at the end of 2006.

•	Cost of management and development fees include the costs associated with providing services under our management and development agreements. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant costs of management and development fees in the future. We incurred and paid $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements. Costs related to providing these services under our management and development agreements amounted to $0.3 million during the period and $0.8 million for the same period in 2006. We incurred costs during the second quarter of 2007 related to the construction and management of the build-out of a space for one of our tenants located at the Republic Building. These costs amounted to $0.1 million. During the second quarter of 2006 we incurred $2.3 million in costs related to the City Center project located in West Palm Beach. The reimbursement of $2.2 million of these costs is included in management and development fees.

•	General and administrative expenses increased approximately $1.5 million primarily due to costs related to exploring strategic alternatives and increased legal costs related to current litigation. The litigation costs amounted to approximately $1.0 million for the period and costs related to exploring strategic alternatives amounted to approximately $0.5 million for the period. During the second quarter of 2006 we incurred $0.3 million of legal costs in connection with the internal investigation surrounding the City Center project located in West Palm Beach.

•	The remaining interest expense increased primarily due to financing Republic Park 1-7 in September 2006.
Except for items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.
Comparison of six months ended June 30, 2007 to six months ended June 30, 2006
The following comparison refers to “Changes Resulting from Additional Properties”, which represents the changes primarily due to 2006 activity, including the acquisition of WillowWood I and II and Republic Park 8, which were acquired in May and September 2006, respectively, together with the February 2007 acquisition of 1129 20th Street. Overall profitability was affected by the variances indicated below.

				Changes
				Resulting
				from
	June 30,	June 30,		Additional	Remaining
(Dollars in thousands)	2007	2006	Variance	Properties	Variance
Revenue
Rental income	$33,318	$26,969	$6,349	$5,970	$379
Management and development fees	2,032	5,224	(3,192)	—	(3,192)
Other	431	295	136	65	71

Total revenue	35,781	32,488	3,293	6,035	(2,742)
Expenses
Real estate taxes	3,792	2,602	1,190	750	440
Property operating costs	6,588	5,020	1,568	1,430	138
Depreciation and amortization	12,017	9,696	2,321	3,218	(897)
Cost of management and development fees	1,730	3,937	(2,207)	—	(2,207)
General and administrative	7,213	4,630	2,583	—	2,583
Management and development agreement write off	142	181	(39)	—	(39)

Total operating expenses	31,482	26,066	5,416	5,398	18
Interest income and expense, minority interest
Interest income	174	462	(288)	4	(292)
Interest expense	(11,716)	(7,017)	(4,699)	(2,695)	(2,004)
Minority interest	860	16	844	243	601

Net loss	$(6,383)	$(117)	$(6,266)	$(1,811)	$(4,455)

     Revenue
Total revenue increased by approximately $3.3 million. However, after excluding additional rent and various reimbursements earned from the additional properties, remaining total revenue decreased by approximately $2.7 million. Substantially all of this decrease was due to lower fee income during the period due to the termination of the related party management and development agreements as well as $2.2 million of fee income recorded during the second quarter of 2006 related to reimbursements for the City Center project located in West Palm Beach. We expect a significant increase in rental revenue by the end of the first quarter of 2008 as a result of leasing approximately 105,000 square feet to XO Communications at our Presidents Park properties in February 2007.
•	The remaining increase in rental income is primarily due to higher tenant reimbursements attributable to increased real estate tax assessments.

•	Management and development fees are primarily related to the fee revenue we earned from the various management and development agreements contributed by related parties to us in connection with the initial public offering and formation transactions. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant management and development fees, or the related costs, in the future. Management and development fees earned with respect to the contributed agreements amounted to $1.5 million for the period. These fees consist of $0.2 million in management fees from Republic Square I and II, Portals I, II and III, $0.3 million in asset management fees from Portals Development Associates, $0.6 million in payroll reimbursements for our employees performing these services and $0.4 million in development fees from Portals III and Republic Square I and II. Also included in management and development fees are $0.5 million relating to the construction and management of the build-out of a space for one of our tenants located at the Republic Building during the period. Costs amounting to $0.4 million relating to this revenue are reflected in cost of management and development fees. During the second quarter of 2006 we recorded $2.2 million in fees related to reimbursements for the City Center project located in West Palm Beach.

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
     Expenses
Total operating expenses increased by approximately $5.4 million. Substantially all of this increase was due to the additional expenses incurred in connection with our additional properties.
•	Management and development agreement write-offs are related to the impairment of development service agreements contributed to us in connection with the IPO and formation transactions. We recorded intangible assets of $1.9 million for these contracts in connection with the IPO. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. Due to the receipt of these termination notices, in the first quarter 2007 financial close, we wrote off to management and development agreement write-off expense approximately $0.1 million with respect to the Portals III and Republic Square I Development Agreements. In addition to the impairment charges, we recorded $0.1 million of amortization expense during the first quarter of 2007. We had fully written off all intangible assets related to these agreements as of March 31, 2007. During the second quarter of 2006 we wrote off to management and development agreement write-off expense approximately $0.2 million with respect to the West Palm Beach Development Agreement.

•	The remaining increase in real estate taxes was due to higher assessments on all of our properties. The assessment base increased on average by 13% at our Virginia properties and by 31% at the Republic Building. We expect to be able to recover most of this increase from our tenants.

•	The decrease in depreciation and amortization expense is as a result of tenants that have vacated several of our properties and, as a result, intangible assets were fully depreciated in 2006. Further, lower amortization of intangible management and development contracts occurred in 2007 due to the impairment of the majority of the agreements at the end of 2006.

•	Cost of management and development fees include the costs associated with providing services under our management and development agreements. In April 2007, we received a notice terminating the development and management services rights to provide fee-based development and management services with respect to our related party agreements. As a result of the termination of these agreements, we do not expect to have significant costs of management and development fees in the future. We incurred and paid $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements. Costs related to providing these services under our management and development agreements amounted to $1.0 million during the period and $1.6 million for the same period in 2006. We incurred costs during the period related to the construction and management of the build-out of a space for one of our tenants located at the Republic Building. These costs amounted to $0.4 million. The reimbursement of these costs, and an additional $0.1 million fee, are included in management and development fees. We incurred $2.3 million of costs during the second quarter of 2006 in connection with the City Center project located in West Palm Beach. The reimbursement of $2.2 million of these costs is included in management and development fees.

•	General and administrative expenses increased primarily due to costs related to exploring strategic alternatives and increased legal costs related to current litigation. These litigation costs amounted to approximately $1.6 million for the period and costs related to exploring strategic alternatives amounted to approximately $0.6 million for the period. Partially offsetting these increases are $0.5 million of costs incurred during the first quarter of 2006 in connection with the termination of the line of credit commitment with Lehman Brothers and $0.3 million of legal costs incurred during the second quarter of 2006 in connection with the internal investigation surrounding the City Center project located in West Palm Beach.

•	The remaining interest expense increased primarily due to financing Republic Park 1-7 in September 2006.
Except for items detailed above, there were no other significant events or items that materially impacted total revenues, total operating expenses or interest expense during the period.
Liquidity and Capital Resources

	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net loss	$(6,383)	$(117)
Net cash provided by operating activities	2,391	17,089
Net cash used in investing activities	(66,080)	(78,713)
Net cash provided by financing activities	67,274	45,971
Cash and cash equivalents at end of period	10,541	7,474
As of June 30, 2007, we had approximately $10.5 million in available cash and cash equivalents. Cash and cash equivalents exclude restricted cash of $6.4 million. We anticipate using a portion of these funds to settle obligations relating to unpaid tenant improvements and working capital. Additionally, cash flow from operating activities is an important factor in our ability to sustain our quarterly distribution at its current rate. We anticipate that our cash flow from operating activities will continue to be impacted by the vacancy in our portfolio, including our Presidents Park properties. As a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital. We have been unable to pay our distributions to shareholders out of cash available for distribution. The dividends declared on January 12, 2007, April 24, 2007 and July 23, 2007 were $0.125 per share representing an approximate 40% decrease from the 2006 distributions. Unless our cash flow increases through increased occupancy, from the disposition of properties or otherwise, we will continue to be required to fund distributions using our line of credit or to reduce such distributions. Our ability to access funds available under the line of credit is limited by certain covenants as discussed below under “— Line of Credit”.
     Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2007
Cash provided by operating activities deteriorated by $14.7 million to $2.4 million principally due to a higher net loss driven by higher interest expense resulting from the incremental debt associated with the acquisitions of WillowWood I and II, Republic Park 8 and 1129 20th Street as well as the refinancing of Republic Park 1-7. Further contributing to a higher net loss is an increase in general and administrative expense of $2.5 million primarily due to the executive compensation plan that was not in place in 2006, $1.6 million of costs associated with current litigation and $0.6 million of costs associated with exploring strategic alternatives. Cash provided by operating activities in 2006 also reflects an inflow from the sale of $10.0 million of marketable securities.
Cash used in investing activities decreased by $12.6 million to $66.1 million principally as a result of the May 2006 purchase of WillowWood I and II for $66.9 million, including transaction costs, the payment of $8.0 million on the acquisition of the Republic Building during the first quarter of 2006, and the February 2007 purchase of 1129 20th Street for $62.9 million, including transaction costs.
Cash provided by financing activities increased by $21.3 million to $67.3 million principally due to receiving proceeds from the financing of 1129 20th Street ($62.9 million including transaction costs) during the six months ended June 30, 2007, offset by paying $15.2 million in taxes, receiving proceeds of $46.4 million from the financing of WillowWood I and II and receiving $11.4 million in proceeds from the issuance of 1.0 million shares pursuant to the exercise of the underwriter’s over allotment option during the six months ended June 30, 2006.

     Short-Term Liquidity Requirements
We expect to meet our short-term liquidity needs, including distributions, through existing working capital, cash provided by operations, if any, and borrowings under our line of credit. However, we are currently subject to the restrictive covenants under the merger agreement which could have a negative impact on our business (including our ability to expend monies for certain capital projects), financial condition, cash flow and operating results. Further, our ability to access funds available under the line of credit is limited by certain covenants as discussed below under "— Line of Credit”.
Tenant Improvements. During 2007, we expect to incur significant expenditures for tenant improvement work and leasing commissions. For example, the recently-signed lease with XO Communications requires us to expend approximately $7 million in tenant improvement work and approximately $2 million in leasing commissions, of which approximately $8 million remains unpaid as of June 30, 2007. Other leasing activity can be expected to result in varying amounts of required landlord-funded tenant improvements and leasing commissions. We anticipate being able to use our line of credit and cash provided by operations, as appropriate, to fund such capital needs.
Development of 1129 20th Street. The February 2007 acquisition of 1129 20th Street in Washington, D.C. was funded by an acquisition/construction loan provided by KeyBank. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $41.5 million available at June 30, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
During the second quarter of 2007 we terminated a lease with one of our tenants at 1129 20th Street that occupied approximately 4,000 square feet. The terms of this agreement did not require a lease termination payment. The termination of the lease resulted in an increase to rental income of $0.1 million due to unamortized Lease Intangible Liabilities and a $0.1 million increase to depreciation and amortization expense due to unamortized Tenant Origination Costs. Due to the redevelopment of the building and the various issues associated with a major construction project we expect that up to an additional 20,000 square feet of leases could be terminated, without payment of termination fees, by the end of the year.
Litigation. Our former Vice Chairman and President and Chief Development Officer has filed a lawsuit against us for, among other things, breaching his employment agreement. His lawsuit seeks, among various equitable remedies, claims for money damages. We have filed an answer denying and asserting defenses to all of Mr. Grigg’s claims, and also asserted counterclaims for money damages against Mr. Grigg. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
Our Chairman has also filed a lawsuit against us for advancement of legal fees incurred by him purportedly in connection with the independent counsel’s investigation, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against the company in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Richard Kramer’s lawsuit. Mr. Richard Kramer has filed a motion for summary judgment against the company. Both the company’s and Mr. Richard Kramer’s motions are pending. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
On March 28, 2007, we filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation for, among other things, federal and state securities fraud, common law fraud; unjust enrichment; breach of contract and indemnification. The company seeks, among other remedies, damages in an amount not less than $1.2 million and recovery of various costs, including attorneys fees. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects.
The April 2007 notice terminating the development and management services rights to provide fee-based development and management services will eliminate future revenues which will have a negative impact on our cash flows, liquidity and operating results.

On May 21, 2007, Republic Property Limited Partnership (“RPLP”) proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I (the “Property”). Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Property’s net rentable area was under lease and approximately 37% of the Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in Republic Square I would have been rent paying space. The base rents and other material terms of the Lease proffer are based on the Owner’s lease up projections for the Property and the Lease is on the Owner’s form lease agreement.
On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for RPLP’s own occupancy and leasing of space”. RPLP believes that the Lease was properly tendered for an appropriate purpose. The Owner rejected the Lease proffer and disputed whether the Lease entitled RPLP to purchase the Property, pursuant to its exercise of the option, at the Purchase Price as defined in the Option Agreement among the Owner, 660 North Capitol Street Property LLC and RPLP dated as of November 28, 2005 (the “Option Agreement”).
In response to the Owner’s rejection, on June 15, 2007, RPLP filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept RPLP’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. RPLP seeks, among other remedies, to obtain (i) an injunction against the Owner’s sale of the Property to any party other than RPLP, (ii) a declaration that the Lease and option exercise are effective and (iii) an order that the Owner specifically perform its obligation to sell the Property to RPLP pursuant to the Option Agreement. Also on June 15, 2007, RPLP filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record RPLP’s interest in the Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell Republic Square I to a third party. This lawsuit is likely to cause the company to incur significant legal and other costs and expenses which could have a negative impact on our cash flows, liquidity, operating results or future growth prospects. As previously disclosed, two of our founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner. As previously disclosed, Mark R. Keller, our Chief Executive Officer, holds an ownership interest in the Owner.
If the Court of Chancery decides the Republic Square I lawsuit in our favor, we will purchase Republic Square I pursuant to the terms of the Option Agreement. Accordingly, we will issue units of limited partnership in Republic Property Limited Partnership equal in value to the equity portion of the purchase price. We will also refinance the debt outstanding at the time of the acquisition.
     Long-Term Liquidity Requirements
We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations and other capital expenditures at our properties, and the costs associated with acquisitions of properties we pursue. We are currently subject to the restrictive covenants contained in the Merger Agreement. As such we are limited in our ability to raise debt and equity capital and are financing our operations with cash flows and borrowings under our line of credit. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations and long-term property mortgage indebtedness. We believe that these sources of capital would continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders.
Historically, we also evaluated issuing equity to raise additional capital. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.
We do not expect that we will have sufficient funds on hand to cover these long-term liquidity requirements and, if the merger with Liberty Property Trust is not consummated, we will be required to satisfy these requirements through additional borrowings, including borrowings under our line of credit, sales of common or preferred shares and/or cash generated through property dispositions and joint venture transactions. If we are unable to raise sufficient funds, we may be required to reduce our distributions to shareholders, or adjust our acquisition strategy.

     Line of Credit
We have a $150.0 million senior secured line of credit with KeyBank which currently represents our primary source of capital in addition to cash flows from operations. We primarily use our line of credit to fund acquisition opportunities and meet short-term development and working capital needs. As of June 30, 2007 we had $8.9 million of capacity available to be drawn. There was $49.0 million outstanding on the line of credit as of June 30, 2007. Additionally, we had letters of credit amounting to $7.0 million outstanding at June 30, 2007.
Our ability to draw on this line of credit is subject to, among other things, the maintenance of the following financial ratios:
•	The outstanding principal balance under the line of credit cannot exceed 65% of the sum of appraised values of each of the mortgaged properties (i.e., Presidents Park I, II and III);

•	Corporate leverage ratio cannot exceed 70%;

•	The ratio of adjusted consolidated EBITDA to consolidated fixed charges cannot be less than 1.45 to 1.00 for the sum of the two most recently ended calendar quarters; and

•	Our consolidated tangible net worth cannot be less than the sum of $190 million plus 75% of the sum of (a) net offering proceeds derived from equity offerings (excluding the initial public offering) plus (b) the value of operating partnership units or common shares issued upon contribution of assets to our operating partnership.
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
On June 29, 2007 we entered into the Third Amendment to the Senior Secured Revolving Credit Agreement. This amendment modified the definitions of Funds from Operations and Interest Expense contained within the Senior Secured Revolving Credit Agreement. This amendment effects the covenant calculations discussed above.
Following these amendments, as of June 30, 2007 we are in compliance with all applicable financial and other covenants listed above. Following the acquisition of 1129 20th Street in February 2007, we are approaching the limit of a number of covenants under our line of credit. Our leverage ratio at June 30, 2007 was 66.3%. Our line of credit restricts our leverage ratio to no more than 70%. Our fixed charge coverage ratio at June 30, 2007 was approximately 1.50x. Our line of credit restricts our fixed charge coverage ratio to no less than 1.45x. Our funds from operations ratio was 92.3% at June 30, 2007. Our line of credit restricts our funds from operations ratio to no more than 100%. We expect to be close to the funds from operations ratio limit at the end of the third quarter of 2007.

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
Loan agreement, dated May 24, 2006, by and between RPB Willowwood I LLC and RPB Willowwood II LLC and Lehman Brothers Bank, FSB. (the “Willowwood loan”)
The Willowwood loan provides for a guaranty by Republic Property Limited Partnership of $2.4 million of rollover reserve. The guarantor covenant requirements in the loan document are the same as the covenants in the original Senior Secured Revolving Credit Agreement dated May 1, 2006. Since May 1, 2006, the Company has entered into three amendments to the line of credit, which have the effect of waiving or amending certain covenants and definitions. The Willowwood loan does not contain a provision whereby any amendments to the line of credit automatically amend the guarantor covenants under the Willowwood loan.
As of June 30, 2007, we are not in compliance with the guarantor covenants, as defined under the Willowwood loan (i.e the unamended line of credit covenants). We will initiate discussions with the servicer of the Willowwood loan to seek to amend the definitions to be consistent with those under the line of credit, as amended. One alternative resolution is to post a letter of credit in the amount of $2.4 million pursuant to the provisions of the Willowwood loan. If this letter of credit is posted, the rollover guaranty will be terminated.
As of June 30 2007, neither the servicer nor the lender has communicated with the Company regarding the above.
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
On February 16, 2007, we entered into a construction loan with KeyBank to pay for the acquisition and development of the property located at 1129 20th Street, NW, Washington, D.C. The maximum principal amount of the loan cannot exceed $74 million. On February 16, 2007, we borrowed $61.75 million, the acquisition purchase price of the property. On February 20, 2007, we repaid approximately $30.5 million in principal, through borrowings on our line of credit, which amount is available to be reborrowed. We expect that the remaining $41.5 million available at June 30, 2007 on the construction loan will fund all of the remaining construction costs, including interest.
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

Other than this construction loan and the above mentioned unpaid tenant improvements and leasing commissions, there have been no significant changes to our contractual obligations or off-balance sheet arrangements since December 31, 2006.
Recent Developments
Strategic Alternatives and Merger Agreement
On May 14, 2007, the Company announced that its Board of Trustees formed a Special Committee to evaluate strategic alternatives. Such alternatives could include: evaluating exercising the Company’s rights with respect to one or more of the Option Properties; a joint venture; a possible sale of the Company; a merger transaction; or continuing to execute on the Company’s business plan on a stand-alone basis.
On July 23, 2007, the Company together with its operating partnership, Republic Property Limited Partnership (“Republic Operating Partnership” and, together with the Company, the “Republic Parties”) entered into the Merger with Liberty Property Trust (“Liberty”), a Maryland real estate investment trust, Liberty Acquisition LLC, a Maryland limited liability company and wholly owned subsidiary of Liberty (“Liberty Acquisition”), and Liberty Property Limited Partnership, a Pennsylvania limited partnership (“Liberty Operating Partnership” and, together with Liberty and Liberty Acquisition, the “Liberty Parties”). Pursuant to the Merger, among other things, the Company will merge with and into Liberty Acquisition (the “REIT Merger”), with Liberty Acquisition surviving as a wholly owned subsidiary of Liberty, and Republic Operating Partnership will merge with and into Liberty Operating Partnership (the “Partnership Merger”), with Liberty Operating Partnership surviving.
At the effective time of the REIT Merger, each common share of beneficial interest of the Company, par value $0.01 per share (“Republic Common Shares”), other than shares that are held by Republic Operating Partnership or its subsidiaries, or Liberty, Liberty Acquisition or any of their subsidiaries, will be converted into the right to receive $14.70 in cash, without interest (the “Merger Consideration”). Additionally, Republic Common Shares granted under the Republic Property Trust 2005 Omnibus Long-Term Incentive Plan will vest at the effective time of the REIT Merger and will be converted into the right to receive the Merger Consideration.
At the effective time of the Partnership Merger, each outstanding partnership unit in Republic Operating Partnership, other than partnership units held by the Company or its subsidiaries, will be converted into the right to receive an amount in cash, payable to the holder thereof, equal to the Merger Consideration that would be paid for the number of Republic Common Shares that could be issued, at the election of the Company, in exchange for partnership units in accordance with the redemption procedures of the partnership agreement. As of July 23, 2007, under the merger agreement, each outstanding partnership unit, other than partnership units held by the Company or its subsidiaries, would be converted into the right to receive $14.70 in cash, without interest.
The Republic Parties and the Liberty Parties have made certain customary representations, warranties and covenants in the merger agreement. Among other things, the Company is subject to restrictions on its ability to solicit third-party proposals, provide information and engage in discussions with third parties. Subject to the terms of the merger agreement, the Company may, however, provide information and participate in discussions with respect to any third party proposal that the Company’s Board of Trustees determines in good faith after consultation with advisors is reasonably likely to result in a “Superior Proposal” as defined in the merger agreement. The Company will be permitted to pay its regular, quarterly cash dividends at a rate not in excess of $0.125 per Republic Common Share until consummation of the mergers.
Upon termination of the Merger under certain specified circumstances, the Company may be required to pay Liberty a termination fee of $16 million. The Merger is subject to customary closing conditions, including the approval of the REIT Merger by the shareholders of the Company.
The Merger Agreement is attached to the Current Report on Form 8-K filed on July 24, 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

Change in Control Severance Plans
On June 29, 2007, the Compensation Committee approved a Change in Control Severance Plan (the “Plan”) under which certain employees of the Company and its subsidiaries will be entitled to certain payments under certain circumstances if they are terminated within one year following the consummation of a change in control of the Company. Generally, if an employee is terminated without “cause” (as defined in the Plan), the employee will be entitled to certain continued benefits and severance pay in an amount based upon both their time of service and position pay grade with the Company prior to the change in control of the Company.
Certain senior executives are not eligible for benefits under this Plan because they have been offered an individual Change in Control Severance Agreement or are already party to an Employment Agreement. These senior executives have been offered severance pay and certain continued benefits if the senior executive is either (i) terminated without “cause” (as defined in the respective agreement) or (ii) resigns for “good reason” (as defined in the respective agreement).
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
We have reserved $15,000 against the accounts receivable related to the fees earned prior to the termination of the management and development agreements described above. Of the $617,000 receivable balance at June 30, 2007 $596,000 remains outstanding . Although we believe that all balances outstanding at June 30, 2007 are due and payable under the contracts, there is some possibility that a portion of the accounts receivable balance eventually may not be collected. We have demanded payment, in writing, for the outstanding amounts, but have not received a formal response to such demands. We also have a deferred income balance in connection with one of the related party agreements which results from an excess of cash received to date over revenue recognized to date. We included the deferred income balance in our analysis of whether to record a reserve against the amounts receivable under the related party agreements.
As a result of the termination of these agreements, we do not expect to have significant fees or costs of management and development fees in the future and there are no intangible assets recorded as of June 30, 2007. However, we incurred $0.2 million in severance costs during the second quarter of 2007 related to the termination of employees associated with performing services under these agreements.
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
Based on the level of fixed rate debt outstanding at June 30, 2007, a 100 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $15.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $17.0 million. A 200 basis point increase in market interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $30.7 million. A 200 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt of approximately $35.3 million.
As of June 30, 2007 our variable rate debt obligations comprised amounts outstanding under our line of credit and amounts outstanding under the construction loan for 1129 20th Street. Based on the level of variable rate debt outstanding at June 30, 2007, a 100 basis point change in LIBOR would result in an annual impact to cash flows of approximately $0.8 million. A 200 basis point change in LIBOR would result in an annual impact to cash flows of approximately $1.6 million.
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
On March 6, 2007, Mr. Richard Kramer filed a lawsuit against the Company in the United States District Court for the District of Maryland Southern Division, in which he seeks advancement for legal fees incurred by him purportedly in connection with the previously-disclosed independent counsel’s investigation with respect to West Palm Beach matters, as well as those fees incurred in filing and prosecuting this lawsuit. On May 3, 2007, Mr. Kramer voluntarily dismissed this case, and filed an almost identical lawsuit against the Company in the Circuit Court of Baltimore County, Maryland. We believe that Mr. Richard Kramer’s lawsuit is without merit and have filed a motion to dismiss or, in the alternative, motion for summary judgment, seeking the dismissal of Mr. Richard Kramer’s lawsuit. Mr. Richard Kramer has filed a motion for summary judgment against the Company. Both the Company’s and Mr. Richard Kramer’s motions are pending.
On March 28, 2007, the Company and Republic Property Limited Partnership (“RPLP”) filed a lawsuit against Messrs. Richard Kramer and Grigg and Republic Properties Corporation in the United States District Court of the District of Columbia. This lawsuit asserts, among other things, claims against (i) all three defendants for (a) federal and state securities fraud and (b) common law fraud; (ii) Messrs. Richard Kramer and Grigg for (a) federal and state control person liability and (b) unjust enrichment; and (iii) Republic Properties Corporation for (a) breach of contract and (b) indemnification. The Company seeks, among other remedies, (i) damages in an amount not less than $1.2 million, the approximate value (at the time of issuance) of the partnership units issued to Republic Properties Corporation in connection with the West Palm Beach City Center Development Contribution Agreement, (ii) additional damages incurred by us as a result of the termination of the West Palm Beach Professional Services Agreement, (iii) recovery of the costs, including attorneys fees, associated with the previously-disclosed independent investigation, (iv) reimbursement for our expenses in this litigation, including attorneys’ fees, and (v) other damages, including punitive damages, in an amount to be finally determined at trial. On April 27, 2007, the Company and RPLP filed an Amended Complaint in the District of Columbia District Court action, adding to the claims set forth immediately above a claim for declaratory judgment that Mr. Kramer was not entitled to advancement or reimbursement of any of the fees sought in his Maryland litigation. RPC, Mr. Richard Kramer and Mr. Grigg have filed motions to dismiss this lawsuit, which are currently pending.
On May 21, 2007, RPLP proffered a lease (the “Lease”) to 25 Massachusetts Avenue Property LLC (the “Owner”) for certain space in Republic Square I. Based on information provided by the Owner, immediately prior to the proffer of the Lease, approximately 50% of the Property’s net rentable area was under lease and approximately 37% of the Property’s net rentable area was rent paying space. Had the Owner accepted the Lease, more than 85% of the space in Republic Square I would have been rent paying space. The base rents and other material terms of the Lease proffer are based on the Owner’s lease up projections for the Property and the Lease is on the Owner’s form lease agreement.

On May 22, 2007, the Owner rejected the proffer of the Lease, asserting, among other things, that it was “not a bona fide business proposal for RPLP’s own occupancy and leasing of space”. On May 29, 2007, RPLP (i) re-tendered the Lease to the Owner for certain space at Republic Square I (the “Property”) and (ii) exercised its exclusive option to purchase the fee interest in the Property pursuant to the Option Agreement among the Owner, 660 North Capitol Street Property LLC and RPLP dated as of November 28, 2005 (the “Option Agreement”). On May 30, 2007, the Owner rejected the Lease and claimed that “there has been no effective exercise of the Option.” RPLP believes that the Lease was properly tendered for an appropriate purpose. The Owner rejected the Lease proffer and disputed whether the Lease entitled RPLP to purchase the Property, pursuant to its exercise of the option, at the Purchase Price (as defined in the Option Agreement).
In response to the Owner’s rejection, on June 15, 2007, RPLP filed a lawsuit against the Owner in the Court of Chancery in the State of Delaware. This lawsuit asserts, among other things, that (i) by refusing to accept RPLP’s option exercise the Owner has breached the Option Agreement and (ii) by deciding not to refinance a construction loan on the Property and rejecting the Lease, the Owner has breached the covenant of good faith and fair dealing implied in every contract governed by the laws of the District of Columbia. RPLP seeks, among other remedies, to obtain (I) an injunction against the Owner’s sale of the Property to any party other than RPLP, (II) a declaration that the Lease and option exercise are effective and (III) an order that the Owner specifically perform its obligation to sell the Property to RPLP pursuant to the Option Agreement. Also on June 15, 2007, RPLP filed a Notice of Pendency of Action (Lis Pendens) in the Office of the Recorder of Deeds in the District of Columbia, in order to record RPLP’s interest in the Property as reflected in the Delaware Chancery Court action. On July 2, 2007, the Owner answered the complaint and counterclaimed, seeking monetary damages related to the Owner’s purported attempts to sell Republic Square I to a third party. The outcome of this lawsuit is uncertain. We cannot provide any assurance that the purchase and sale of the Property pursuant to the Option Agreement will occur. As previously disclosed, two of our founders and Trustees, Richard L. Kramer and Steven A. Grigg, currently control the Owner. As previously disclosed, Mark R. Keller, our Chief Executive Officer, holds an ownership interest in the Owner.
The outcome of the lawsuits described above could have a material adverse effect on our results of operations, financial position and cash flow.
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

The announcement of our proposed Merger with Liberty Property Trust may have a negative effect on our business, financial condition and operating results.
In response to our announcement and the potential uncertainty about our future operating strategy and decisions, tenants may delay, defer or cancel leases or contracts with us, which could negatively affect our revenues and results of operations. In addition, current and prospective employees may experience uncertainty about their future role with the combined company, which may impair our ability to attract and retain key management, development, marketing and other personnel, which could further affect our operating results. Declining results could have negative consequences on our relationships with and obligations to tenants, joint venture partners, creditors and others with whom we have business relationships. A negative impact on operating results could also cause a decline in our stock price.
If we are unable to realize our proposed merger with Liberty Property Trust, our business, financial condition, operating results and stock price could suffer.
If our shareholders do not approve the transactions contemplated by the Merger Agreement or we otherwise fail to satisfy the closing conditions to the transaction, we could face adverse consequences, including:
•	we would remain liable for significant costs relating to the transaction, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	activities relating to the proposed merger and related uncertainties could divert management’s attention from our day-to-day business and disrupt our operations;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•	we could be required to pay Liberty a termination fee and/or expense reimbursement if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.
The Merger Agreement limits our ability to pursue alternatives to the proposed merger.
Under the Merger Agreement, we are generally precluded from encouraging or participating in any discussions that could lead to an alternative acquisition proposal. Similarly our Board of Trustees is restricted in its ability to withdraw or modify its recommendation that our shareholders approve this merger. In certain circumstances, our Board of Trustees may terminate the Merger Agreement or withdraw or modify its recommendation that our shareholders approve this merger in order to pursue a proposal that it deems to be superior. In these circumstances, we would be required to pay Liberty a termination fee and expense reimbursement.
The effect of these provisions could be to discourage or prevent a party interested in a possible acquisition of our Company from pursuing an offer to acquire us. The occurrence of these events individually or in combination could have a material adverse effect on our business, financial condition, cash flows and operating results.
Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.
Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We have also agreed to restrictions on the conduct of our business. These restrictions could have a material adverse effect on our business, financial condition, cash flows, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent sales of unregistered securities
None.
(b) Use of proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On July 24, 2007, Republic Property Trust announced that it had entered into a definitive merger agreement with Liberty Property Trust. Accordingly, Republic Property Trust has decided to postpone its 2007 Annual Meeting of Shareholders, which had been scheduled for September 24, 2007 at 10:00 a.m. Republic Property Trust will mail a notice of special meeting and proxy statement with respect to the proposed merger with Liberty Property Trust to all shareholders.
Item 6. Exhibits.

10.1	Third Amendment to Senior Secured Revolving Credit Agreement, dated June 29, 2007. *

10.2	Compensation for the members of the Strategic Alternatives Special Committee. *#

10.3	Form of Republic Property Trust, Republic Property Limited Partnership and Republic Property TRS Change in Control Severance Plan (and Summary Plan Description), effective as of June 29, 2007. *#

10.4	Form of Senior Executive Change in Control Severance Agreement. *#

31.1	Section 302 Certification of Mark R. Keller, the Registrant’s Chief Executive Officer, dated August 6, 2007. *

31.2	Section 302 Certification of Michael J. Green, the Registrant’s Chief Financial Officer, dated August 6, 2007. *

32.1	Section 906 Certification of Mark R. Keller and Michael J. Green, the Registrant’s Chief Executive Officer and Chief Financial Officer, respectively, dated August 6, 2007. *

*	Included herein.

#	Represents a management contract or compensation plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC PROPERTY TRUST
By:	/s/ Michael J. Green
Michael J. Green
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized Officer) August 6, 2007